Form 10-Q
period 2025-09-30
Starfighters Space, Inc.
filed 2026-01-26
CIK 1947016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission File Number: 001-43009

STARFIGHTERS SPACE, INC.

(Exact name of registrant as specified in its charter)

Delaware	92-1012803
(State or other jurisdiction of organization)	(I.R.S. employer identification no.)

505 Odyssey Way, Suite 203 Kennedy Space Center, Florida, USA	32952
(Address of principal executive offices)	(Zip code)

(321) 261-0900

(Registrant's telephone number, including area code)

Reusable Launch Vehicle Hangar
Hangar Road
Cape Canaveral, Florida, 32920, USA
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FJET	NYSE American LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 43,945,472 shares of common stock outstanding as of January 22, 2026.

Starfighters Space, Inc.

Quarterly Report on Form 10-Q

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

We make statements in this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the federal securities laws. The words "believe," "estimate," "expect," "anticipate," "intend," "plan," "seek," "may," and similar expressions or statements regarding future periods are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any predictions of future results, performance or achievements that we express or imply in this Quarterly Report or in the information incorporated by reference into this Quarterly Report.

The forward-looking statements included in this Quarterly Report on Form 10-Q are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, taking into account the information currently available to us, we cannot guarantee future transactions, results, performance, achievements or outcomes, and our actual results and performance could differ materially from those set forth in any forward-looking statements. The cautionary statements set forth in this Quarterly Report on Form 10-Q identify important factors which you should consider in evaluating our forward-looking statements. These factors include, without limitation:

  The Company has a limited operating history in an evolving industry, making it difficult for the Company to forecast revenue, plan expenses, and evaluate its business and future prospects;

  The Company has a history of losses and may not be able to achieve profitability;

  The Company's ability to raise capital and the availability of future financing;

  The Company's business involves significant risks and uncertainties that may not be covered by insurance;

  The Company's business with governmental entities is subject to the policies, regulations, mandates, and funding levels of such entities and may be negatively impacted by any change thereto;

  The Company may not be successful in developing new technology, and technology the Company does develop may not meet the needs of its customers;

  The Company operates in competitive industries in various jurisdictions across the world;

  The Company is highly dependent upon the services of Mr. Svetkoff, the Company's Chief Executive Officer, and if the Company is unable to retain Mr. Svetkoff, the Company's ability to compete could be harmed; and

  We depend on several specialized suppliers for the majority of specialized supply needs. Disruptions in the supply of key raw materials or component and difficulties in the supplier qualification process, as well as increases in prices of raw materials, could adversely impact the Company.

You are cautioned not to place undue reliance on any forward-looking statements included in this Quarterly Report. All forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and the risk that actual results will differ materially from the expectations expressed in this Quarterly Report will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this Quarterly Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report will be achieved.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

STARFIGHTERS SPACE, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited - Stated in United States dollars)

Page
Condensed Consolidated Interim Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024	3
Unaudited Condensed Consolidated Interim Statements of Operations for the Three and Nine Months Ended September 30, 2025 and 2024	4
Unaudited Condensed Consolidated Interim Statements of Changes in Stockholders' Deficit for the Three and Nine Months Ended September 30, 2025 and 2024	5
Unaudited Condensed Consolidated Interim Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024	6
Notes to Unaudited Condensed Consolidated Interim Financial Statements	7

STARFIGHTERS SPACE, INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

	September 30, 2025 (unaudited)	December 31, 2024 (audited)
Assets

Current assets
Cash	$2,645,121	$7,050,610
Restricted cash	50,465	50,089
Short-term investments	1,061,729	1,006,517
Due from related parties	141,220	4,074
Prepaid expenses	294,287	134,572
Deposits	150,763	-
Deferred financing charges	107,034	105,703
Other receivable	1,064	1,064
Total current assets	4,451,683	8,352,629

Right of use assets - operating lease, net	193,697	242,332
Property, plant, and equipment, net	67,381	82,622
Long-term deposits	7,523,003	1,623,003
Total assets	$12,235,764	$10,300,586

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued liabilities	$1,098,683	$731,756
Deferred income	99,000	344,800
Derivative liability	5,065,190	4,535,469
Lease liability	115,315	91,767
Interest payable	13,463	13,938
Grant payable	179,967	-
Convertible debentures, net	8,004,349	7,244,961
Notes payable	1,436,001	1,436,001
Related party notes payable	1,630,200	1,630,200
Total current liabilities	17,642,168	16,028,892

Lease liability - non-current	88,891	162,150
Total liabilities	$17,731,059	$16,191,042

Commitments and contingencies - see Note 11

Stockholders' Deficit
Common stock, $0.00001 par value, 200,000,000 shares authorized; 21,716,897 issued and outstanding as of September 30, 2025 (19,176,910 as of December 31, 2024)	217	192
Common stock subscribed	-	1,870,643
Additional paid-in-capital	17,652,622	9,125,524
Accumulated deficit	(23,148,134)	(16,886,815)
Total stockholders' deficit	(5,495,295)	(5,890,456)
Total liabilities and stockholders' deficit	$12,235,764	$10,300,586

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

STARFIGHTERS SPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Operating expenses
Advertising and promotion	$76,151	41,625	172,177	140,540
Bank and interest charges	3,409	931	11,484	2,235
Business development	194,736	90,000	580,736	270,000
Consulting fees	423,490	224,817	1,189,450	659,217
Contract labor and fuel	145,258	100,750	489,702	282,450
Depreciation	5,080	5,816	15,241	9,499
Directors' fees	42,000	42,000	126,000	122,000
Franchise tax	54,189	-	84,892	-
Insurance	64,749	22,457	108,547	66,329
Licenses	25	-	475	370
Listing fees	17,527	78,623	27,426	94,027
Management fees	75,000	55,500	235,097	166,500
Office and administrative	64,685	54,464	236,604	140,180
Professional fees	287,187	92,165	687,330	582,120
Relocation costs	14,712	-	51,723	-
Rent expense	145,457	71,428	409,746	212,894
Repairs and maintenance	7,663	759	31,380	42,726
Research and development	194,213	-	636,205	-
Travel and entertainment	162,085	19,557	562,341	115,923
Vehicle	3,337	4,245	5,143	33,184
Total operating expenses	1,980,953	905,137	5,661,699	2,940,194

Other income (expense)
Amortization of debt discount	(128,256)	(486,390)	(367,237)	(1,243,542)
Change in fair value of derivative liability	19,042	(1,057,065)	(529,721)	(2,800,443)
Other income	121,000	77,900	475,140	77,900
Grant income	38,712	-	139,723	-
Interest expense	(153,803)	(71,523)	(424,345)	(386,474)
Interest income	35,280	7,336	117,401	26,420
Exchange loss	(932)	105	(10,581)	83
Total other income (expense)	(68,957)	(1,529,637)	(599,620)	(4,326,056)

Net loss	$(2,049,910)	(2,434,774)	(6,261,319)	(7,266,250)

Weighted average number of shares - Basic and diluted	21,605,234	16,720,200	20,765,326	16,720,000

Loss per share - Basic and diluted	$(0.09)	$(0.15)	$(0.30)	$(0.43)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

STARFIGHTERS SPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock
	Number of shares	Amount	Common Stock Subscribed	Additional Paid-in- Capital	Accumulated Deficit	Total Stockholders' Deficit

Three months ended September 30, 2025 and 2024

Balance, July 1, 2024	16,720,200	$167	$-	$1,041,583	$(13,809,514)	$(12,767,764)
Reg A financing	-	-	3,893,000	-	-	3,893,000
Net loss	-	-	-	-	(2,434,774)	(2,434,774)
Balance, September 30, 2024	16,720,200	$167	$3,893,000	$1,041,583	$(16,244,288)	$(11,309,538)

Balance, July 1, 2025	21,074,832	$211	$1,976,791	$15,555,702	$(21,098,224)	$(3,565,520)
Issuance of former stock subscriptions	550,639	5	(1,976,791)	1,976,786	-	-
Reg A financing	91,426	1	-	328,229	-	328,230
Reg A financing share issuance costs	-	-	-	(208,095)	-	(208,095)
Net loss	-	-	-	-	(2,049,910)	(2,049,910)
Balance, September 30, 2025	21,716,897	$217	$-	$17,652,622	$(23,148,134)	$(5,495,295)

Nine months ended September 30, 2025 and 2024

Balance, January 1, 2024	16,720,200	$167	$-	$1,041,583	$(8,978,038)	$(7,936,288)
Reg A financing	-	-	3,893,000	-	-	3,893,000
Net loss	-	-	-	-	(7,266,250)	(7,266,250)
Balance, September 30, 2024	16,720,200	$167	$3,893,000	$1,041,583	$(16,244,288)	$(11,309,538)

Balance January 1, 2025	19,176,910	$192	$1,870,643	$9,125,524	$(16,886,815)	$(5,890,456)
Issuance of former stock subscriptions	521,070	5	(1,870,643)	1,870,638	-	-
Reg A financing	2,018,917	20	-	7,247,911	-	7,247,931
Reg A financing share issuance costs	-	-	-	(591,451)	-	(591,451)
Net loss	-	-	-	-	(6,261,319)	(6,261,319)
Balance, September 30, 2025	21,716,897	$217	$-	$17,652,622	$(23,148,134)	$(5,495,295)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

STARFIGHTERS SPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2025	2024

Cash flows from operating activities
Net loss	$(6,261,319)	$(7,266,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,241	9,499
Amortization of ROU asset	69,007	56,965
Unrealized gain on short-term investment	(17,702)	(2,258)
Realized gain on short-term investments	(20,584)	(4,433)
Amortization of debt discount	367,237	1,243,542
Change in fair value of derivative liability	529,721	2,800,443

Changes in operating assets and liabilities:
Accrued interest	391,676	377,539
Other receivable	-	(1,064)
Grant payable	179,967	-
Prepaid expenses	(159,715)	9,895
Due from related parties	(137,146)	-
Accounts payable and accrued liabilities	366,927	752,112
Deferred income	(245,800)	74,800
Lease liability	(70,083)	(55,409)
Net cash used in operating activities	(4,992,573)	(2,004,619)

Cash flows from investing activities
Additions to deposits	(6,050,763)	(50,000)
Purchase of short-term investments	(318,603)	(295,252)
Sale of short-term investments	301,677	291,500
Net cash used in investing activities	(6,067,689)	(53,752)

Cash flows from financing activities
Repayment of related party notes payable	-	(45,000)
Issuance costs for convertible debentures	-	(19,950)
Proceeds from convertible debenture	-	743,400
Proceeds from Regulation A financing	7,247,931	3,893,000
Cash paid for financing costs	(592,782)	(409,878)
Net cash provided by financing activities	6,655,149	4,161,572

(Decrease) Increase in cash and restricted cash	(4,405,113)	2,103,201
Cash and restricted cash, beginning of period	7,100,699	1,694,109
Cash and restricted cash, end of period	$2,695,586	$3,797,310

Cash	$2,645,121	$3,797,310
Restricted cash	50,465	-
Total cash and restricted cash, end of period	$2,695,586	$3,797,310

Supplemental cash flow information
Income taxes paid	$-	$-
Interest paid	$32,669	$8,935

Supplemental disclosure of non-cash investing and financing activities
Shares issued for common stock subscribed	$1,870,643	$-
Deferred financing costs recognized as share issuance costs	$105,703	$-
Initial recognition of right-of-use assets	$20,372	$-
Initial derivative liability from issuance of convertible notes	$-	$475,909

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

STARFIGHTERS SPACE, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Starfighters Space Inc. ("SFS" or the "Company") was incorporated on September 6, 2022, under the laws of the State of Delaware.  The Company's registered office is held at 850 New Burton Road, Suite 201, Dover, DE 19904. The Company's principal operating facility is located in Cape Canaveral, Florida. The Company operates from the NASA Kennedy Space Center in Florida and has a fleet of seven F-104 Fighter jets that are capable of flying MACH 2+.  The Company is currently in the process of gaining a launch waiver and license for its first space launch to launch rockets carrying payloads for data testing from their jets into suborbital space. Upon successful suborbital space flight, the Company intends to develop infrastructure for orbital space launch.

Risks and Uncertainties

Disruption of global financial markets and a recession or market correction, including the ongoing military conflicts between Russia and Ukraine and the related sanctions imposed against Russia as well as the conflict between Israel and Hamas, the significant tariffs imposed by the United States on imports from other countries and other global macroeconomic factors such as inflation and rising interest rates, could reduce the Company's ability to access capital, which could in the future negatively affect the Company's liquidity and could materially affect the Company's business and the value of its common stock.

2. BASIS OF PRESENTATION

a) Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements are presented in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto as of and for the years ended December 31, 2024 and 2023 which report is dated April 30, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

As of September 30, 2025, the Company's subsidiaries were:

Name of subsidiary	Place of incorporation	Incorporated	Ownership
Starfighters International, Inc. (Florida)	Florida, the United States	December 3, 2018	100%
Starfighters, Inc.	Florida, the United States	November 16, 1995	100%
Starfighters International, Inc. (Texas)	Texas, the United States	March 29, 2024	100%

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2. BASIS OF PRESENTATION (CONTINUED)

b) Going concern

These unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2025, the Company recorded a net loss of $6,261,319 (September 30, 2024 - $7,266,250) and has a deficit of $23,148,134 (December 31, 2024 - $16,886,815).

These factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date of the unaudited condensed consolidated interim financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional funds and implement its business plan. These unaudited condensed consolidated interim financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Such adjustments could be material.

As of September 30, 2025, the Company had cash in the amount of $2,645,121 (December 31, 2024 - $7,050,610). The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

c) Functional and presentation currencies

These unaudited condensed consolidated interim financial statements of the Company are presented in United States dollars. The functional currency of the Company and its subsidiaries is the United States dollar.

d) Emerging growth company

The Company is an "Emerging Growth Company", as defined in Section 2(a) of the Securities Act of 1933, as amended (the "Securities Act"), as modified by the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), and it has taken advantage of certain exemptions that are not applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial reporting standards.  The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable.

The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public and private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2. BASIS OF PRESENTATION (CONTINUED)

e) Use of estimates and judgments

The preparation of these unaudited condensed consolidated interim financial statements in conformity with U.S. GAAP requires the Company's management to make judgments, estimates and assumptions about future events that the amounts reported in the unaudited condensed consolidated interim financial statements.  Actual results may differ from these estimates.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the preparation of these unaudited condensed consolidated interim financial statements are consistent with the accounting policies disclosed in the Company's audited consolidated financial statements for the year ended December 31, 2024.

a) Cash and cash equivalents

Cash and cash equivalents include cash on hand, deposits held with banks, and when applicable, short-term, highly liquid deposits which are either cashable or with original maturities of less than three months. There are no cash equivalents as of September 30, 2025 or December 31, 2024. At times, the Company's cash balance exceeds the federally insured limits. The total uninsured cash and cash equivalents balance as of September 30, 2025 was $2,090,937 (December 31, 2024 - $6,350,699).

b) Restricted cash

Restricted cash are deposits held with banks that are held as collateral for the corporate credit cards of the Company.

c) Short-term investments

The Company's short-term investments are a treasury note and a certificate of deposit with original maturities greater than 3 months.  The treasury notes held by the Company as of September 30, 2025 has a balance of $23,436 and mature on January 31, 2026. The treasury note has an interest rate of 3.902%. The Company did not hold treasury notes as of December 31, 2024. The certificate of deposit held by the Company as of September 30, 2025 has a balance of $1,038,293 and matures in November 2025. The certificate of deposit has an interest rate of 3.924%. The Company held a certificate of deposit with a balance of $1,006,517 as of December 31, 2024 which matured in 2025, and had an interest rate of 4.163%. The short-term investments are level 1 investments in the fair value hierarchy. These securities are presented on the condensed consolidated interim balance sheet at fair value.  Earnings from these securities are included in interest income on the unaudited condensed consolidated interim statement of operations. For the three and nine months ended September 30, 2025, the Company recorded a gain on short-term investments of $13,236 and $38,286, respectively (three and nine months ended September 30, 2024 - $2,022 and $6,691, respectively), which is included in interest income in the unaudited condensed consolidated interim statement of operations.

d) Accounts Receivable and Allowance for Credit Losses

Accounts receivable are carried at original invoice amount, less any estimate made for doubtful accounts or credit losses. The allowance for credit losses is the Company's best estimate of the amount of expected credit losses in the Company's existing receivables over the contractual term. We evaluate our exposure to credit loss on both a collective and individual basis. We evaluate such receivables on an individual customer basis and take into account any relevant available information, which begins with historical credit loss experience and consideration of current and expected conditions and market trends (such as general economic conditions, other microeconomic and macroeconomic considerations, etc.) and reasonable and supportable forecasts that could impact the collectability of such receivables over the contractual term individually or in the aggregate.

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Changes in circumstances relating to these factors may result in the need to increase or decrease our allowance for credit losses in the future. The allowance for credit losses was $0 as of September 30, 2025 and December 31, 2024.

e) Financial instruments measurements and fair value of financial instruments

A financial instrument is any contract that gives rise to a financial asset of one entity and a financial liability or equity instrument of another entity.

Financial assets are classified and measured at fair value with subsequent changes in fair value recognized in either profit and loss as they arise unless restrictive criteria are met for classifying and measuring the asset at either amortized cost or fair value through other comprehensive income. Financial liabilities are measured at amortized costs unless they are elected to be or required to be measured at fair value through profit and loss.

Financial assets are derecognized when the rights to receive cash flows from the assets have expired or have been transferred, and the Company has transferred all risks and rewards of ownership. Financial liabilities are derecognized when the obligations specified in the contract are discharged, cancelled, or expire.

ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company's own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements,

ASC 820 establishes a three-tier fair value hierarchy that distinguishes between the following, based on the nature of the valuation inputs:

  Level 1: quoted prices (unadjusted) for identical assets or liabilities in active markets;
  Level 2: inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and,
  Level 3: one or more significant inputs used in a valuation technique are unobservable in determining fair values of the asset or liability.

Determination of fair value and the resulting hierarchy requires the use of observable market data where available. The classification of an asset or liability in the hierarchy is based on the lowest level of input that is significant to the fair value measurement.

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. The Company determined that the derivative liability relating to the embedded conversion feature in the convertible notes is a Level 3 liability. See Note 6 for the significant inputs used and for a roll-forward of the Level 3 liability.

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

f) Derivative Liabilities

The Company evaluates its financial instruments and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815, Derivatives and Hedging. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market at each balance sheet date and recorded as a liability and the change in fair value is recorded in the unaudited condensed consolidated interim statements of operations. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.  Derivative instruments that become subject to reclassification are reclassified at the fair value of the instrument on the reclassification date.  Derivative instrument liabilities will be classified in the condensed consolidated balance sheet as current or non-current based on whether or not settlement of the derivative instrument is expected within 12 months of the condensed consolidated balance sheet date.

The Company uses the Monte Carlo simulation model to value derivative liabilities.  This model uses Level 3 inputs in the fair value hierarchy established by ASC 820, Fair Value Measurement. The significant inputs and assumptions to the Monte Carlo simulation model are disclosed in Note 6.

g) Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the three and nine months ended September 30, 2025, were $76,151 and $172,177, respectively (three and nine months ended September 30, 2024 - $41,625 and $140,540, respectively).

h) Loss per share

Basic earnings (loss) per share ("EPS") is calculated by dividing profit or loss attributable to ordinary equity holders (numerator) by the weighted average number of ordinary shares outstanding (denominator) during the period. The denominator is calculated by adjusting the shares issued at the beginning of the period by the number of shares bought back during the period, multiplied by a time-weighting factor.

Diluted EPS is calculated by adjusting the earnings and number of shares for the effects of dilutive options and other dilutive potential units. The effects of anti-dilutive options and potential units are ignored in calculating diluted EPS. All options and potential units are considered anti-dilutive when the Company is in a loss position.

The Company has the following anti-dilutive securities as of September 30, 2025 and September 30, 2024:

	September 30, 2025	September 30, 2024
Warrants	18,200,018	18,160,844
Options	2,415,000	-
Restricted Share Units	2,285,000	-

Due to the terms of the conversion option for the Note Payable (Note 5) and Convertible Debentures (Note 6), the Company cannot predict the anti-dilutive shares for these instruments, and as such, they are excluded from the above table.

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

i) Other income

The Company earns ancillary income from contracts with customers for pilot training and equipment testing. The income is recognized at a point in time which is upon the completion of the services, which the Company has determined is the completion of a flight. There is no variable consideration for these ancillary services.

From time to time, the Company receives consideration in advance of the services being rendered; this is presented as deferred income on the condensed consolidated balance sheet. The Company also extends credit for payments to be received for services provided; this is presented as accounts receivable on the condensed consolidated balance sheet.

The following table summarizes the deferred income activity for the nine months ended September 30, 2025 and year ended December 31, 2024:

Balance as of January 1, 2024	$397,000
Recognition of income recorded as deferred income as of December 31, 2024	(157,000)
Deferral of income billed during the year	104,800
Balance as of December 31, 2024	$344,800
Recognition of income recorded as deferred income as of September 30, 2025	(245,800)
Balance as of September 30, 2025	$99,000

j) Grant income

The Company receives certain cost reimbursements from an economic development corporation in Texas (Note 11). The income is recognized at a point in time when the Company completes its obligations for entitling to such reimbursements, and included in grant income on the unaudited condensed consolidated interim statements of operations.

Amounts received by the Company that the Company is not yet entitled to, and subject to refunds, are recognized as a payable, until the Company's completion of its obligations to earn the reimbursements.

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

4. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following:

	September 30, 2025	December 31, 2024
Vehicles	$51,149	$51,149
Aircraft improvements	79,529	79,529
	130,678	130,678
Less: accumulated depreciation	(63,297)	(48,056)
Net book value	$67,381	$82,622

Depreciation expense for the three and nine months ended September 30, 2025, was $5,080 and $15,241, respectively (three and nine months ended September 30, 2024 - $5,816 and $9,499, respectively).

5. NOTES PAYABLE

On February 16, 2012, the Company secured a loan with Space Florida in the amount of $1,436,001, maturing September 16, 2022. The loan bears interest at 1.00% per annum, no payments are due on the loan for 12 months from the date of first disbursement of the loan and interest-only payments are applicable over the next 114 months. The loan is secured by a DASH-7 aircraft engine with a book value of $0.

On September 16, 2022, the Company and Space Florida amended the agreement to extend the maturity date to November 1, 2033 and to increase the interest rate to 3.00% per annum and 8.00% per annum in the event of default. Additionally, starting December 1, 2023 the Company is to make monthly installments of $13,866.

On November 1, 2024, the Company and Space Florida entered into an amendment to the loan to confirm that the rate of interest is 3%. The parties also agreed that the previous monthly payment schedule is no longer in force, and the final settlement of the note would be through the conversion to shares of the Company upon a public listing event, at the public offering price.

As of September 30, 2025, the principal balance of $1,436,001 (December 31, 2024 - $1,436,001), and accrued interest of $13,463 (December 31, 2024 - $13,938) was outstanding for this loan. Interest expense was $10,849 and $32,194 for the three and nine months ended September 30, 2025, respectively (three and nine months ended September 30, 2024 - $10,849 and $32,194, respectively).

6. CONVERTIBLE DEBENTURE

The convertible debentures bear interest at 5.00% per annum, had an original maturity date of February 24, 2025, and automatically convert upon the event of an initial public offering ("IPO") at the lesser of a 40% discount of the price of the IPO and $4.00 per share. Convertible debentures entered into subsequent to the Tranche 1, which closed on February 24, 2023, receive interest from the initial issuance date of February 24, 2023 from Tranche 1.

During the year ended December 31, 2024, the Company closed the secured convertible debenture financing as follows:

  Tranche 5, on May 14, 2024 and August 15, 2024 for gross proceeds of $743,400.

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

6. CONVERTIBLE DEBENTURE (CONTINUED)

The convertible debentures were determined to be hybrid financial instruments comprised of a debt host liability and an embedded derivative liability, as under the conversion feature, the number of shares that will or may be issued to settle the debentures may vary. Upon issuance, the fair value of the debt host liability was determined to be $743,400 and the respective embedded derivative liability was valued at $475,909. The derivative liability conversion feature was valued first and the residual was allocated to the debt host liability. The Company uses the Monte Carlo model to determine the fair value of the embedded derivative liability based on a common stock simulation model and future projections of various potential outcomes. The Company incurred $19,950 in transaction costs. The fair value of the initial derivative and the transaction costs incurred were recorded as debt discount and are amortized over the life of the convertible notes using the effective interest method.

During the year ended December 31, 2023, the Company closed the secured convertible debenture financing as follows:

  Tranche 1, on February 24, 2023 for gross proceeds of $4,413,400;
  Tranche 2, on July 14, 2023 for gross proceeds of $804,100;
  Tranche 3, on September 15, 2023 for gross proceeds of $448,000; and
  Tranche 4, on December 28, 2023 for gross proceeds of $680,500.

The convertible debentures were determined to be hybrid financial instruments comprised of a debt host liability and an embedded derivative liability, as under the conversion feature the number of shares that will or may be issued to settle the notes may vary. Upon issuance, the fair value of the debt host liability was determined to be $6,346,000 and the respective embedded derivative liability was valued at $2,352,602. The derivative liability conversion feature was valued first and the residual was allocated to the debt host liability. The Company uses the Monte Carlo model to determine the fair value of the embedded derivative liability based on a common stock simulation model and future projections of various potential outcomes. The Company incurred $86,506 in transaction costs.

The fair value of the initial derivative and the transaction costs incurred were recorded as debt discount and are amortized over the life of the convertible notes using the effective interest method.

On December 19, 2024, holders of the convertible debentures approved an amendment to the debenture indenture, originally dated as of February 24, 2023, such that the maturity of the convertible debentures is extended from February 24, 2025 to December 31, 2025, and the convertible debentures will bear interest of 5.00% per annum until February 24, 2025, and 8.00% per annum from February 25, 2025 (the "December 2024 amendment"). The Company determined that this amendment should be treated as a debt modification.

Debt discount amortization during the three and nine months ended September 30, 2025 was $128,256 and $367,237, respectively ( three and nine months ended September 30, 2024 - $486,390 and $1,243,542, respectively). Unamortized debt discount as of September 30, 2025 and December 31, 2024 was $133,700 and $500,937, respectively. Interest expense on the convertible notes for the three and nine months ended September 30, 2025 was $142,954 and $392,151, respectively ( three and nine months ended September 30, 2024 - $105,656 and $354,280, respectively).

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

6. CONVERTIBLE DEBENTURE (CONTINUED)

A summary of convertible debt as of and for the nine months ended September 30, 2025, as of and for the year ended December 31, 2024 is as follows:

	Tranche 1	Tranche 2	Tranche 3	Tranche 4	Tranche 5	Total
As of January 1, 2024	$3,617,726	$551,746	$269,096	$337,839	$-	$4,776,407
Issuances	-	-	-	-	743,400	743,400
Fair value of conversion feature	-	-	-	-	(475,909)	(475,909)
Transaction costs	-	-	-	-	(19,950)	(19,950)
Amortization of debt discount	819,055	225,899	152,110	273,428	307,013	1,777,505
Interest	221,275	55,736	34,920	62,736	68,841	443,508
As of December 31, 2024	$4,658,056	$833,381	$456,126	$674,003	$623,395	$7,244,961
Amortization of debt discount	122,127	33,555	24,717	51,310	135,528	367,237
Interest	244,128	44,479	24,781	37,642	41,121	392,151
As of September 30, 2025	$5,024,311	$911,415	$505,624	$762,955	$800,044	$8,004,349

A roll-forward of the derivative liability, which is categorized at Level 3 on the fair value hierarchy, for the nine months ended September 30, 2025, and year ended December 31, 2024 is as follows:

Derivative liabilities
As of January 1, 2024	$2,416,863
Fair value of embedded derivative liability recognized	475,909
Change in fair value	1,642,697
As of December 31, 2024	$4,535,469
Change in fair value	529,721
As of September 30, 2025	$5,065,190

The key inputs used in the Monte Carlo model for the embedded conversion feature at initial measurement were as follows:

	Tranche 1	Tranche 2	Tranche 3	Tranche 4	Tranche 5
Risk-free interest rate	4.67%	4.90%	5.11%	4.69%	4.44% - 5.01%
Expected term (years)	2.00	1.58	1.42	1.17	0.50 - 0.75
Expected volatility	74.6%	74.2%	75.8%	75.9%	69.3% - 86.2%
Probability of an IPO	50.00%	60.00%	70.00%	75.00%	95.00%
Stock price	$0.5135	$0.5477	$0.5632	$0.5886	$2.0627 - 3.2454

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

6. CONVERTIBLE DEBENTURE (CONTINUED)

The Company's use of a Monte Carlo simulation model required the use of the subjective assumptions:

  The stock price was determined from a 409a valuation;
  The volatility was derived from comparable public companies;
  For the early redemption option the Company estimated this at 0% for all valuation dates. The Company estimated this default at 0% for all valuation dates;
  The probability of a successful IPO occurring was based on management's best estimate; and
  The conversion price is not subject to reset provisions for subsequent financing events.

The key inputs used in the Monte Carlo model for the embedded conversion feature at September 30, 2025 were as follows:

	Tranche 1	Tranche 2	Tranche 3	Tranche 4	Tranche 5
Risk-free interest rate	4.02%	4.02%	4.02%	4.02%	4.02%
Expected term (years)	0.25	0.25	0.25	0.25	0.25
Expected volatility	73.0%	73.0%	73.0%	73.0%	73.0%
Probability of an IPO	95.00%	95.00%	95.00%	95.00%	95.00%
Stock price	$3.59	$3.59	$3.59	$3.59	$3.59

The key inputs used in the Monte Carlo model for the embedded conversion feature at December 31, 2024 were as follows:

	Tranche 1	Tranche 2	Tranche 3	Tranche 4	Tranche 5
Risk-free interest rate	4.16%	4.16%	4.16%	4.16%	4.16%
Expected term (years)	1.00	1.00	1.00	1.00	1.00
Expected volatility	74.0%	74.0%	74.0%	74.0%	74.0%
Probability of an IPO	95.00%	95.00%	95.00%	95.00%	95.00%
Stock price	$3.59	$3.59	$3.59	$3.59	$3.59

7. LEASES

On June 1, 2022, the Company entered into a one-year lease for hangar space. The lease agreement provided for four renewal terms of one year each. Management has determined that the renewals are likely to be utilized and the renewal terms are included in the calculation of the lease liability and right of use asset. In 2022, the Company recognized a right of use operating lease asset in the amount of $421,000 for this lease.

On July 1, 2025, upon renewal of the hangar lease, the Company entered into an amendment to the lease agreement, providing for rental of additional hangar space for a proportionate increase of monthly rental costs. In 2025, the Company recognized the additional space as a separate right of use operating lease asset, in the amount of $20,372 for the additional space.

Lease liabilities are measured at the commencement date based on the present value of future lease payments. As the Company's lease did not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The Company used a discount rate of 15.00% in determining its lease liabilities.

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

7. LEASES (CONTINUED)

The discount is the rate of interest that the Company would have to pay to borrow over a similar term, and with a similar security, the funds necessary to obtain an asset of comparable value to the right-of-use asset in a similar economic environment. The discount rate therefore reflects what the Company "would have to pay", which requires estimation when no observable rates are available or where the applicable rates need to be adjusted to reflect the terms and conditions of the lease. The Company estimates the discount using observable inputs (such as market interest rates) when available and is required to make certain entity-specific estimates. The Company determined its discount rated based on the rate used by comparable public companies.

The following table presents net lease cost and other supplemental lease information:

	September 30, 2025	September 30, 2024
Lease cost:
Operating lease cost	$95,136	$91,184
Variable lease cost	60,108	34,394
Short term lease cost	254,502	87,316
Net lease cost	409,746	212,894
Cash paid for operating lease liabilities	$(70,083)	$(55,409)

As of September 30, 2025 and December 31, 2024, the Company's lease liability is as follows:

Lease liability	September 30, 2025	December 31, 2024
Current portion of operating lease liability	$115,315	$91,767
Long-term portion of operating lease liability	88,891	162,150
	$204,206	$253,917

Future minimum lease payments to be paid by the Company as a lessee as of September 30, 2025 are as follows:

Operating lease commitments and lease liability
2025	34,200
2026	139,192
2027	58,709
Total future minimum lease payments	232,101
Discount	(27,895)
Total	$204,206

The leases have a remaining term of 1.66 years.

8. STOCKHOLDERS' DEFICIT

a) Common stock

Common stock activity during the nine months ended September 30, 2025

On January 6, 2025, the Company closed a round of its Reg A Offering in relation to funds already received as of December 31, 2024 and issued 521,070 shares of common stock at a price of $3.59 per share, for gross proceeds of $1,870,643. In conjunction with closing this financing round, the Company incurred cash issuance costs of $106,516. On January 6, 2025, the Company also issued 5,224 warrants to the placement agent. These warrants vest immediately, have an expiration date of September 6, 2029, and an exercise price of $3.59. The Company valued the warrants using the Black-Scholes model and determined that the warrants had a fair value of $12,672.

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

8. STOCKHOLDERS' DEFICIT (CONTINUED)

On February 27, 2025 and March 13, 2025, the Company closed two rounds of its Reg A Offering for gross proceeds of $4,101,909. Cash issuance costs totaling $247,774 were incurred in connection with this closing. On April 2, 2025, the Company issued 1,142,367 shares in connection with this closing. On April 2, 2025, the Company also issued 11,425 warrants to the placement agent. These warrants vest immediately, have an expiration date of September 6, 2029, and an exercise price of $3.59. The Company valued the warrants using the Black-Scholes model and determined that the warrants had a fair value of $27,163.

On April 25, 2025, the Company closed a round of its Reg A Offering and issued 234,485 shares of common stock at a price of $3.59 per share for gross proceeds of $841,801. In conjunction with the closing of this round, the Company incurred cash issuance cost of $29,065. On April 25, 2025, the Company issued 2,344 agent's warrants in connection with this closing, with each warrant exercisable into one share of common stock at an exercise price of $3.59 and expiring on September 6, 2029. The Company valued the warrants using the Black-Scholes model and determined that the warrants had a fair value of $4,925.

On May 14, 2025, the Company closed a round of its Reg A Offering for gross proceeds of $1,976,791. Cash issuance costs totaling $194,029 were incurred in connection with this closing. On July 17, 2025, the Company issued 550,639 shares in connection with this closing.

On July 17, 2025, the Company also closed a round of its Reg A Offering and issued 91,426 shares of common stock at a price of $3.59 per share for gross proceeds of $328,230. In conjunction with the closing of this round, the Company incurred cash issuance cost of $14,067. On July 17, 2025, the Company also issued 6,451 agent's warrants to the placement agent in connection to the May 14, 2025 and July 17, 2025 closings. These warrants vest immediately, have an expiration date of September 6, 2029, and an exercise price of $3.59. The Company valued the warrants using the Black-Scholes model and determined that the warrants had a fair value of $13,450.

Common stock activity during the year ended December 31, 2024

On October 23, 2024, November 11, 2024 and November 29, 2024, the Company conducted closings of its offering under Regulation A of Section 3(b) of the Securities Act of 1933, as amended, for Tier 2 offerings ("Reg A Offering"), pursuant to which an aggregate of 2,456,710 shares of common stock were issued at a price of $3.59 per share, for gross proceeds of $8,819,600. In conjunction with the closing of these rounds, the Company incurred share issuance costs of $735,634. The Company was also required to issue 24,574 warrants to the placement agent.  These warrants vest immediately, have an expiration date of September 6, 2029, and an exercise price of $3.59.  The Company valued the warrants using the Black-Scholes model and determined that the warrants had a fair value of $57,182.

On December 23, 2024, the Company closed another round of its Reg A Offering for gross proceeds of $1,870,643. As of December 31, 2024, the shares have not yet been issued but the funds were received.  Due to this, as of December 31, 2024, the proceeds are disclosed as common stock subscribed and the share issuance costs are disclosed as deferred financing charges on the consolidated balance sheet.

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

8. STOCKHOLDERS' DEFICIT (CONTINUED)

b) Warrants

A summary of Common Stock warrant activity during the nine months ended September 30, 2025 is as follows:

	Number of warrants	Weighted average exercise price	Weighted average remaining life in years	Aggregate intrinsic value
Outstanding, January 1, 2025	18,174,574	$0.33	4.00	$59,169,000
Issued	25,444	3.59
Outstanding, September 30, 2025	18,200,018	$0.34	2.96	$59,169,000
Exercisable, September 30, 2025	18,200,018	$0.34	2.96	$59,169,000

As previously noted, in connection with the 2025 Offerings, the Company was required to issue 25,444 warrants to the placement agent.  These warrants vest immediately, have an expiration date of September 6, 2029, and an exercise price of $3.59. The Company valued the warrants using the Black-Scholes model.  Based on the below inputs, the Company determined that the warrants had a fair value of $58,209.

Expected volatility	72.4% - 87.30%
Expected term (years)	4.14 - 4.67
Risk-free interest rate	2.61 - 3.10%
Dividend yield	0%

The stock price in the model was based on a 409(a) valuation, the volatility was based on the historical volatility of comparable public companies, and the expected term is the life of the warrant.

c) Options

A summary of Common Stock option activity during the nine months ended September 30, 2025 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life in years	Aggregate intrinsic value
Outstanding, January 1, 2025	-	$-	-	$-
Issued	2,415,000	3.59
Outstanding, September 30, 2025	2,415,000	$3.59	4.88	$-
Vested, September 30, 2025	-	$-	-	$-

On August 12, 2025, the Company granted 2,200,000 stock options that vest 180 days from the date of listing on the NYSE. The exercise price of the options is $3.59 and expire on August 12, 2030.  1,425,000 options were granted to related parties.

On September 29, 2025, the Company granted 215,000 stock options that vest 180 days from the date of listing on the NYSE. The exercise price of the options is $3.59 and expire on September 29, 2030. 75,000 options were granted to a Director and 140,000 to the corporate secretary and a spouse of a Director.

No options were granted during the year ended December 31, 2024.

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

8. STOCKHOLDERS' DEFICIT (CONTINUED)

The Company did not recognize share-based compensation related to the options granted as vesting is dependent on the occurrence of the Company's listing on the NYSE, which is outside of the Company's control. Accordingly, recognition of share-based compensation is deferred until listing, under the principles of ASC 805, Business Combinations.

d) Restricted share units ("RSUs")

A summary of RSU activity during the nine months ended September 30, 2025 is as follows:

Number of RSUs
Outstanding, January 1, 2025	-
Issued	2,285,000
Outstanding, September 30, 2025	2,285,000
Vested, September 30, 2025	-

On August 12, 2025, the Company granted 2,285,000 RSUs that vest upon certain milestones after being listed on the NYSE.  1,275,000 RSUs were granted to related parties. The grant date fair value was $3.59 per share.

No RSUs were granted during the year ended December 31, 2024.

The Company did not recognize share-based compensation related to the RSUs granted as vesting is dependent on the occurrence of the Company's listing on the NYSE, which is outside of the Company's control. Accordingly, recognition of share-based compensation is deferred until listing, under the principles of ASC 805, Business Combinations.

9. RELATED PARTY TRANSACTIONS

Due From Related Party

As of September 30, 2025, $4,074 (December 31, 2024 - $4,074) was due from the Chief Executive Officer ("CEO"), who is also a majority shareholder. The amounts are unsecured, non-interest bearing and due on demand.

As of September 30, 2025, $37,146 (December 31, 2024 - $0) was due from the Chief Financial Officer ("CFO"), for expenses paid on behalf of the CFO by the Company. The amounts are unsecured, non-interest bearing and due on demand. $30,868.90 was repaid on November 25, 2025.

As of September 30, 2025, $100,000 (December 31, 2024 - $0) was due from a company owned 50% by the CEO and majority shareholder, for overpayment of deposit for agreement to purchase jet engines. The amounts are unsecured, non-interest bearing and due on demand.

Management Fees

During the three and nine months ended September 30, 2025, management fees of $75,000 and $235,097, respectively (three and nine months ended September 30, 2024 - $55,500 and $166,500, respectively), were incurred to the CEO, who is also a majority shareholder of the Company. As of September 30, 2025 and December 31, 2024, $31,000 and $0 of management fees were included in accounts payable and accrued liabilities, respectively.

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

9. RELATED PARTY TRANSACTIONS (CONTINUED)

Consulting Fees

During the three and nine months ended September 30, 2025, the Company incurred consulting fees of $18,000 and $35,000, respectively (three and nine months ended September 30, 2024 - $0 and $25,000, respectively), of fees to a former board of directors ("BOD") member.  As of September 30, 2025 and December 31, 2024, $0 and $0 of these fees were unpaid, respectively.

During the three and nine months ended September 30, 2025, the Company incurred consulting fees of $30,000 and $40,606, respectively (three and nine months ended September 30, 2024 - $0 and $0, respectively), of fees to a former BOD member.  As of September 30, 2025 and December 31, 2024, $0 and $0 of these fees were unpaid, respectively.

During the three and nine months ended September 30, 2025, the Company incurred consulting fees of $0 and $0, respectively (three and nine months ended September 30, 2024 - $22,500 and $67,500, respectively), of fees to a Company for which a BOD member is part of senior management.  As of September 30, 2025 and December 31, 2024, $0 and $0 of these fees were unpaid, respectively.

During the three and nine months ended September 30, 2025, the Company incurred an expense of $18,000 and $54,000, respectively (three and nine months ended September 30, 2024 - $12,000 and $36,000, respectively), of fees to an entity owned by the spouse of the CEO, who is also a majority shareholder.  As of September 30, 2025 and December 31, 2024, $6,000 and $0 of these fees were included in accounts payable and accrued expenses.

Contract Labor

During the three and nine months ended September 30, 2025, the Company incurred expenses with the brother of the CEO, totaling $0 and $27,000, respectively (three and nine months ended September 30, 2024 - $0 and $0, respectively). These expenses are included in Contract Labor and Fuel in the unaudited condensed consolidated interim statements of operations. As of September 30, 2025 and December 31, 2024, there were no unpaid amounts for these services.

Director Fees

During the three and nine months ended September 30, 2025, directors fees of $42,000 and $126,000, respectively (three and nine months ended September 30, 2024 - $42,000 and $122,000, respectively), were incurred to related parties. As of September 30, 2025 and December 31, 2024, $6,000 and $128,000, respectively, of directors fees were included in accounts payable and accrued liabilities.

Professional Fees

During the three and nine months ended September 30, 2025, the Company incurred professional fee expenses of $45,000 and $135,000, respectively (three and nine months ended September 30, 2024 - $80,500 and $131,500, respectively), to the CFO.  There were no amounts owed to this related party as of September 30, 2025 or December 31, 2024.

During the three and nine months ended September 30, 2025, the Company incurred professional fee expenses of $24,000 and $72,000, respectively (three and nine months ended September 30, 2024 $22,500 and $67,500, respectively), to the Vice President of Development.  As of September 30, 2025 and December 31, 2024, $8,000 and $0 of these fees were included in accounts payable and accrued expenses.

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

9. RELATED PARTY TRANSACTIONS (CONTINUED)

Commitments and Contingencies

The Company entered into an agreement with a company owned 50% by the CEO and majority shareholder.  The agreement is to buy jet engines.  The purchase price of the jet engines is $2,200,000.  As of September 30, 2025, the Company had total long-term deposits with this related party recorded for this agreement of $2,200,000 (December 31, 2024 - $1,300,000).

Notes Payable

On August 14, 2010, Company entered into a loan agreement with the Shareholder in the amount of $865,000. The loan bears no interest, with no terms of repayment and is due on demand. As of September 30, 2025 and December 31, 2024, $190,050 was outstanding for this loan.

On August 14, 2010, the Company entered into a loan agreement with an entity owned by the spouse of the Shareholder in the amount of $865,000. The loan bears no interest, with no terms of repayment and is due on demand. As of September 30, 2025 and December 31, 2024, $865,000 was outstanding for this loan.

On April 10, 2016, the Company entered into a loan agreement with a corporation owned 50% by the CEO, who is also a majority shareholder, in the amount of $100,000. The loan bears no interest, with no terms of repayment and is due on demand. As of September 30, 2025 and December 31, 2024, $100,000 was outstanding for this loan.

On August 1, 2022, the Company entered into a loan agreement with the Shareholder in the amount of $475,150. The loan bears no interest, with no terms of repayment, and is due on demand. As of September 30, 2025 and December 31, 2024, $475,150 was outstanding for this loan.

10. INCOME TAXES

The Company did not record any income tax provision or benefit for the three and nine months ended September 30, 2025 and 2024. The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of its deferred tax assets. The Company has established a valuation allowance against the net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, the Company has not reflected any benefit of such deferred tax assets in the accompanying unaudited condensed consolidated interim financial statements.

11. COMMITMENTS AND CONTINGENCIES

Issuance of Options to Consultant and Officer

On September 1, 2023, the Company entered into an agreement with a consultant. Under the agreement, the Company was obligated to issue 100,000 options.  Both the Company and the consultant have agreed to delay issuance of these options until an Offering price has been established as part of an initial public offering or other public offering ("Offering Price").

The agreement also calls for 150,000 contingent Options, subject to future approval by the Board of Directors, with an exercise price equal to the Offering Price.

On August 12, 2025, the Company granted 100,000 restricted stock units to the consultant in satisfaction of the original obligation to issue 100,000 options.

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

On January 1, 2024, the Company entered into an agreement with the Chief Financial Officer (the "CFO"). Under the agreement, the Company was obligated to issue 100,000 options.  Both the Company and the CFO have agreed to delay issuance of these options until an Offering price has been established as part of an initial public offering or other public offering ("Offering Price").

The agreement also calls for 150,000 contingent Options, subject to future approval by the Board of Directors, with an exercise price equal to the Offering Price.

On August 12, 2025, the Company granted 750,000 restricted stock units to the CFO in satisfaction of all obligations of issuance of the 250,000 options.

Midland Economic Development Agreement

On October 7, 2024, the Company entered into an economic development agreement (the "Economic Development Agreement") with Midland Development Corporation ("MDC"), whereby MDC has agreed to provide certain incentives to the Company for (i) expansion of its business operations to the Midland International Air & Space Port ("KMAF"), (ii) creation and retention of primary jobs within the corporate limits of the City of Midland, and (iii) relocation of certain capital assets and equipment at the Midland International Air & Space Port. In connection with the Economic Development Agreement, the Company has a commitment to enter into certain temporary, short-term, and long-term hangar leases at KMAF, and the MDC would provide reimbursements of lease payments until a long-term hangar lease is being entered into. For the three and nine months ended September 30, 2025, the Company incurred rent expenses of $24,000 and $88,000, respectively, and relocation costs of $14,712 and $51,723, respectively, in relation to the Economic Development Agreement.

For the three and nine months ended September 30, 2025, the Company is entitled to grant income related to reimbursement of these costs of $38,712 and $139,723, respectively (three and nine months ended September 30, 2024 - $0 and $0, respectively). As of September 30, 2025 and December 31, 2024, the Company had a grant income payable of $179,967 and $0, respectively.

Aerovision Aircraft Acquisition Agreement

On October 31, 2024, the Company entered into an aircraft acquisition agreement ("Aircraft Agreement") with Aerovision LLC ("Aerovision"), pursuant to which the Company agreed to purchase from Aerovision various used aircrafts and associated spare equipment (the "Aircraft Transactions") in phases. The subject aircraft for acquisition pursuant to the Aircraft Agreement are: (i) twelve F-4 Phantom II aircraft, (ii) one MD-83 with U.S. Federal Aviation Administration ("FAA") Registration N572AA, and (iii) one DC-9 with FAA Registration N932NA.  The twelve F-4 Phantom II aircraft have recently been decommissioned by the Republic of Korea Air Force, and will have to be registered with the FAA after they are imported into the United States from South Korea.

The Aircraft Agreement requires an initial deposit advance in the amount of $5,000,000 to be made no later than ten business days from the signing of the Aircraft Agreement, which has been paid from funds received from the Company's Regulation A Tier 2 Offering. The payment of the deposit is considered to constitute "Phase 1" under the Aircraft Agreement.  Phase 2 will involve the payment of an additional $5,000,000 for the acquisition of eight of the twelve F-4 Phantom II aircraft.  Such payment is due no later than December 15, 2024. Phase 3 will involve the payment of an additional $5,000,000 for the acquisition of the final four F-4 Phantom II aircraft.  Such payment is due no later than March 15, 2025. Phase 4 shall involve the payment of an additional $5,000,000 for the acquisition of the MD-83 aircraft with FAA Registration N572AA, and the DC-9 aircraft with FAA Registration N932NA.  The parties are to use their reasonable best efforts to complete Phase 4 by April 15, 2025. This agreement has subsequently been amended.

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

On January 28, 2025, the Company and Aerovision verbally agreed to amend the Aircraft Agreement regarding the Aircraft Transactions, pursuant to which: (i) the Company may elect not to proceed with Phase 3 and/or Phase 4; (ii) the initial deposit advance of $5,000,000 is broken down into two payments of $2,500,000 each, with the first payment to be made on or before January 31, 2025 (which has been paid on January 24, 2025), and the second payment to be made within 10 days of Aerovision executing a binding agreement to acquire a minimum of eight F-4 Phantom II aircraft from an alternative supplier(s) (which has been paid on March 3, 2025); (iii) the due date for payment associated with Phase 2 is amended to be within five days of Aerovision providing confirmation of shipping of the F-4 Phantom II aircraft to the Company from the point of origin; (iv) the due date for payment associated with Phase 3, if Starfighters International elected to proceed, is amended to be October 31, 2025; (v) the due date for payment associated with Phase 4, if Starfighters International elected to proceed, is amended to be January 31, 2026.

If all four phases of the Aircraft Agreement are completed, the total cost of the agreement will be $20,000,000. As of September 30, 2025, the Company has made deposits to Aerovision totaling $5,150,000 (December 31, 2024 - $150,000).

12. SUBSEQUENT EVENTS

On December 2, 2025, the Company filed a post-qualification offering circular with the SEC in respect of the Reg A Offering in order to maintain the qualification of the Corporation's Reg A Offering beyond twelve months from the original qualification date.

On December 17, 2025, the Company closed the final round of its Reg A Offering and issued 6,145,364 shares of common stock ("Common Shares") at a price of $3.59 per share, for gross proceeds of approximately $22,100,000. The Company also issued 61,402 agent's warrants in connection with this closing, with each warrant exercisable into one Common Share at an exercise price of $3.59 per share and expiring on September 6, 2029.

On December 18, 2025, the Company's Common Shares commenced trading on the NYSE American LLC ("NYSE American") under the ticker symbol "FJET."

On December 18, 2025, the Company issued 3,834,857 Common Shares at a price of $2.154 per share pursuant to the automatic conversion of the Company's outstanding convertible debentures (Note 6), which had outstanding principal and interest of approximately $8,261,000, upon the listing of the Company's Common Shares on the NYSE American.

On December 18, 2025, the Company issued 404,312 Common Shares at a price of $3.59 per share pursuant to the conversion of the Company's notes payable (Note 5) to Space Florida, which had outstanding principal and interest of approximately $1,451,000, upon the listing of the Company's Common Shares on the NYSE American.

On December 26, 2025, the Company issued an aggregate of 11,676,166 Common Shares pursuant to the cashless exercise of 11,915,000 warrants outstanding (Note 8), at an exercise price of $0.33 per share.

On December 31, 2025, the Company issued 114,250 Common Shares upon the vesting of 114,250 RSUs (Note 8), which had an acceleration of vesting upon the achievement of a benchmark of the share price of the Company's Common Shares being traded on the NYSE American.

On January 5, 2026, the Company issued an aggregate of 29,341 Common Shares pursuant to the cashless exercise of 30,000 warrants outstanding (Note 8), at an exercise price of $0.33 per share.

On January 8, 2026, the Company issued 24,285 Common Shares pursuant to the cashless exercise of 25,000 warrants outstanding (Note 8), at an exercise price of $0.33 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated interim financial statements and the related notes contained therein which have been prepared in accordance with US GAAP. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections titled "Risk Factors" and "Statements Regarding Forward-Looking Information" appearing elsewhere in this discussion and analysis. All figures are in US dollars unless otherwise noted. Unless the context otherwise requires, for the purposes of this section, "Starfighters", "we", "us", "our", or the "Company" refer to Starfighters Space, Inc. and its subsidiaries.

Company Overview

Starfighters Space, Inc. was founded and incorporated under the laws of the State of Delaware on September 6, 2022. The Company's goal is to make space accessible to entrepreneurs, researchers, industry participants, and the government at a high cadence and the right cost.

The Company's head office and mailing address is located at Reusable Launch Vehicle Hangar, Hangar Rd, Cape Canaveral, FL, 32920 and the Company's phone number is 321-261-0900. The Company's registered and records office is located at 850 New Burton Road, Suite 201, Dover, Delaware 19904. The Company's website address is https://starfightersspace.com/.

Starfighters operates the world's only commercial fleet of flight-ready F-104 supersonic aircraft. Recent increases in government expenditures and commercial investment are driving growth in the space economy. This increase has created a demand for services such as the National Aeronautics and Space Administration ("NASA") owned F-104s used to provide. To the Company's knowledge, there is currently no other commercially available aircraft to the public with the capabilities of the Lockheed F-104 in terms of speed and climbing performance. Starfighters plans to fulfill these needs through a fleet of seven (7) F-104 aircraft. Based at NASA's Kennedy Space Center, the aircraft provide the following four groups of services:

  Launch Services and Access to Space;
  Research and Development (R&D) and Test and Evaluation (T&E) Test Bed;
  Defense, Civil, Academic and Commercial Services; and
  Pilot and Astronaut Training.

Recent Developments

Hangar Lease agreement in Texas

On June 1, 2025, the Company entered into a commercial hangar lease agreement with the City of Midland for the lease of hangar facilities at Midland International Air & Space Port in relation to its commitments in the Economic Development Agreement. The lease is for $18,535 per month with a term of one year, which may be extended upon mutual written consent for up to four additional years.

Midland Economic Development Agreement

On October 7, 2024, we through our wholly owned subsidiary, Starfighters International Inc. (Texas) ("SST", formerly "Starfighters Space Texas, Incorporated"), a Texas corporation, entered into an economic development agreement (the "Economic Development Agreement") with Midland Development Corporation ("MDC"), a Type A corporation pursuant to Chapter 504 of the Texas Local Government Code, as amended, having an effective date of September 24, 2024, whereby MDC has agreed to provide certain incentives to SST as consideration for SST's (i) expansion of its business operations to the Midland International Air & Space Port, (ii) creation and retention of primary jobs within the corporate limits of the City of Midland, and (iii) relocation of certain capital assets and equipment at the Midland International Air & Space Port. In connection with the Economic Development Agreement, MDC and SST agree to collaborate to obtain FAA approval and certification of a high-speed airspace corridor between Midland International Air & Space Port and Spaceport America, utilizing supersonic aircraft owned by the Company or its subsidiaries. In addition, SST agrees to exercise reasonable efforts to employ Midland residents and to advertise the availability of job opening in Midland, Texas, and additionally, when it is not possible to hire Midland residents, SST will exercise its best efforts to recruit new residents to live in Midland, Texas, and to advertise the availability of job openings in Midland, Texas. SST's obligations under the Economic Development Agreement include: (i) the relocation of assets to a facility at the Midland International Air & Space Port in the amount of assets totaling $60 million by December 31, 2025 and assets totaling $78 million by December 31, 2027; (ii) to use commercially reasonable efforts to relocate, create, and/or maintain full-time jobs with three (3) full-time jobs as of December 31, 2026, ten (10) full-time jobs as of December 31, 2030, fifteen (15) full-time jobs as of December 31, 2031, twenty (20) full-time jobs as of December 31, 2032 and twenty-three (23) full-time jobs as of December 31, 2033; (iii) complete annual compliance certifications setting out the full-time jobs created and maintained, and the total assets located at the Midland International Air & Space Port as of the last day of such compliance year; (iv) continuously conduct its business during the term of the Economic Development Agreement; (v) enter into a temporary hangar lease, short-term hangar lease and long-term hangar lease as and when such become available and any long-term hangar lease is subject to satisfaction of MDC's obligation under the Economic Development Agreement related to new hangar construction. MDC's obligations under the Economic Development Agreement include: (i) providing SST with relocation costs as set out in Exhibit C to the Economic Development Agreement up to an amount of $2,051,560.00; (ii) during the terms of a temporary hangar lease and short-term hangar lease, provide SST a monthly reimbursement in an amount not to exceed $8,000.00; and (iii) entering into a long-term ground lease with the City of Midland on real property located at the Midland International Air & Space Port and to construct a new hangar facility with approximately 100,000 square feet of usable space and to enter into a long-term hangar sublease with SST for same. The Economic Development Agreement shall terminate (i) on the tenth anniversary of the effective date, (ii) when terminated by mutual agreement of the parties, or (iii) when terminated as set forth in Section VIII or Section X.E of the Economic Development Agreement.

Space Florida Loan Amendment

On October 29, 2024, we, our indirect wholly owned subsidiary, Starfighters, Inc. (the "SFI") and Space Florida, an independent special district, a body politic and corporate, and a subdivision of the State of Florida (the "Space Florida") entered into an Amendment to Loan and Security Agreements (the "Amendment to Loan and Security Agreements") effective November 1, 2024 (the "Effective Date"), to among other things:

(i) confirm that SFI and/or Space Florida previously executed and delivered the following loan documents: (a) Loan Agreement 12-096 dated February 16, 2012 (the "Loan Agreement"), (b) Security Agreement dated February 16, 2012, by SFI in favor of Space Florida (the "Security Agreement"), and (c) a Promissory Note dated February 16, 2012, made by SFI in favor of Space Florida in the principal amount of $1,436,000.63 (the "Promissory Note", and together with the Loan Agreement and the Security Agreement, the "Loan Documents"; the borrowing under the Loan Documents, as amended by the Amendment to Loan and Security Agreements, being referred to as the "Loan");

(ii) confirm that the Loan was originally made by Space Florida to SFI to purchase equipment used in SFI's business and that the Loan is secured by a first-priority security interest in the personal property described in Exhibit A to the Amendment to Loan and Security Agreement (the "Collateral"), which is owned by SFI free and clear of all other security interests or liens;

(iii) confirm that on or about September 16, 2022 (the "Rate Adjustment Date"), SFI and Space Florida agreed to make the Loan subject to a new interest rate of three percent (3%) per annum (the "Adjusted Rate") and began to accrue the interest on the Loan in accordance with the Adjusted Rate beginning on the Rate Adjustment Date, but did not memorialize the Adjusted Rate in writing;

(iv) confirm that the Adjusted Rate has been in effect as of the Rate Adjustment Date, and that the outstanding principal amount of the Loan, together with the accrued and unpaid interest thereon, is $1,512,627.17 as of the Effective Date; and

(v) memorialize the parties' agreement that, in full and final settlement of the aggregate principal amount of the Loan outstanding plus all accrued and unpaid interest outstanding (the "Conversion Amount"), will convert into shares of common stock of the Company ("Conversion Shares") on the date the Company completes a public listing on any national securities exchange registered under Section 6 of the United States Securities Exchange Act of 1934, as amended, which includes The Nasdaq Stock Market (a "Public Listing").

The Amendment to Loan and Security Agreements contemplates that the Conversion Amount will convert at (a) the price per security of the Company's initial public offering, (i) the deemed share price at which any other transaction involving the Company is effected, including without limitation, a merger, business combination, amalgamation arrangement, share exchange, reverse-takeover, capital pool transaction, or any similar transaction resulting in the shares, a derivative of the shares or common shares of another issuer exchanged therefor being listed on a national securities exchange in the United States, or (c) the reference price per share calculated in accordance with the policies of the applicable national securities exchange in the event the Company completes a direct public listing.

Space Florida has agreed that, upon the issuance of the Conversion Shares:

(i) all payment and other obligations of SFI to Space Florida under or in connection with the Loan Documents shall be satisfied in full and be terminated and Space Florida shall have no further obligation to extend further credit to SFI under or in connection with the Loan Documents;

(ii) Space Florida's security interests in, and other liens, charges, caveats or other encumbrances of any kind or character whatsoever on the Collateral, and any and all real or personal property, assets or undertaking of SFI granted under or in connection with the Loan Documents (collectively, the "Discharged Security Interests"), shall be immediately released;

(iii) Space Florida will (A) execute and deliver to SFI or as SFI may request, as soon as practicable, but in no event prior to the receipt of a certificate from the Company evidencing the Conversion Shares, registrable discharges and releases or similar instruments of the Discharged Security Interests, provided that all the foregoing shall be prepared at the cost of SFI, and (B) return to SFI or as SFI may direct, any and all assets or properties of SFI in its possession, in each case to effect the discharge and release of the Discharged Security Interests;

(iv) without limiting Space Florida's obligation to execute and the deliver discharges set out in paragraph (iii) immediately above, upon Space Florida's receipt of the certificates evidencing the Conversion Shares, Space Florida or any agent on its behalf, shall prepare, execute and file registrable discharges and releases of any and all security interests or any financing statement or notice in respect thereof representing the Discharged Security Interests; and

(v) the Loan Documents shall be terminated, cancelled and of no further force and effect.

On December 18, 2025, we issued 404,312 Conversion Shares at a price of $3.59 per share pursuant to the conversion of our Promissory Note payable to Space Florida, which had outstanding principal and interest of approximately $1,451,000, upon the listing of our shares of common stock on the NYSE American.

Aerovision Aircraft Acquisition Agreement

On October 31, 2024, our wholly owned subsidiary, Starfighters International, Inc. ("Starfighters International") entered into an aircraft acquisition agreement (the "Aircraft Agreement") with Aerovision LLC, a Florida limited liability company ("Aerovision"), pursuant to which Starfighters International agreed to purchase from Aerovision various used aircraft and associated spare equipment (the "Aircraft Transactions") in phases.  The Aircraft Agreement contemplates that each Aircraft Transaction will be completed pursuant to a definitive agreement (each, a "Definitive Agreement") to be settled between the parties, in each case with a corresponding bill of sale and associated closing documents. The Aircraft Agreement provides that it, and any Definitive Agreement entered into by the parties, may be amended and/or extended in writing by the parties on a case-by-case basis.

The subject aircraft for acquisition pursuant to the Aircraft Agreement are: (i) twelve F-4 Phantom II aircraft, (ii) one MD-83 with U.S. Federal Aviation Administration ("FAA") Registration N572AA, and (iii) one DC-9 with FAA Registration N932NA.  The subject aircraft are used-serviceable surplus aircraft offered on an "as-is-where-is" basis, with no warranty express or implied.  The twelve F-4 Phantom II aircraft have recently been decommissioned by the Republic of Korea Air Force, and will have to be registered with the FAA after they are imported into the United States from South Korea.

The Aircraft Agreement requires an initial deposit advance in the amount of $5,000,000.00 to be made no later than ten business days after the signing of the Aircraft Agreement, which has been paid from funds received from the Company's Regulation A Tier 2 Offering. The payment of the deposit is considered to constitute "Phase 1" under the Aircraft Agreement.

Phase 2 will involve the payment of an additional $5,000,000.00 for the acquisition of eight of the twelve F-4 Phantom II aircraft.  Such payment is due no later than December 15, 2024.

Phase 3 will involve the payment of an additional $5,000,000.00 for the acquisition of the final four F-4 Phantom II aircraft.  Such payment is due no later than March 15, 2025.

Phase 4 shall involve the payment of an additional $5,000,000.00 for the acquisition of the MD-83 aircraft with FAA Registration N572AA, and the DC-9 aircraft with FAA Registration N932NA.  The parties are to use their reasonable best efforts to complete Phase 4 by April 15, 2025.

Aerovision Aircraft Acquisition Agreement Amendment

As a result of the political situation in South Korea, Starfighters International was unable to view the F-4 Phantom II aircraft originally contemplated under the Aircraft Agreement to be acquired from the Republic of South Korea Air Force, and neither Starfighters International nor Aerovision have been able to confirm the continued availability of such aircraft. As such, Starfighters International did not pay the Phase 1 initial deposit advance nor the Phase 2 payment provided for under the Aircraft Agreement. On January 28, 2025, our wholly owned subsidiary, Starfighters International, entered into an amendment to the Aircraft Agreement with Aerovision regarding the Aircraft Transactions, pursuant to which:

(i) Starfighters International may elect not to proceed with Phase 3 and/or Phase 4;

(ii) The initial deposit advance of $5,000,000.00 is broken down into two payments of $2,500,000.00 each, with the first payment to be made on or before January 31, 2025 (which has been paid on January 24, 2025), and the second payment to be made within 10 days of Aerovision executing a binding agreement to acquire a minimum of eight F-4 Phantom II aircraft from an alternative supplier(s) (second payment of $2,500,000 was paid on March 3, 2025);

(iii) The due date for payment associated with Phase 2 is amended to be within five days of Aerovision providing confirmation of shipping of the F-4 Phantom II aircraft to the Company from the point of origin;

(iv) The due date for payment associated with Phase 3, if Starfighters International elected to proceed, is amended to be October 31, 2025; and

(v) The due date for payment associated with Phase 4, if Starfighters International elected to proceed, is amended to be January 31, 2026.

Regulation A Tier 2 Offering ("Reg A Offering")

On October 23, 2024, November 11, 2024, November 29, 2024, January 6, 2025, April 2, 2025, April 25, 2025, and July 16, 2025 we conducted closings of our offering under Regulation A of Section 3(b) of the Securities Act of 1933, as amended, for Tier 2 offerings, pursuant to which we sold an aggregate of 4,996,697 shares of common stock at a price of $3.59 per share, for gross proceeds of $17,938,174.

Results of Operations - Nine Months Ended September 30, 2025, Comparison Against the Nine Months Ended September 30, 2025

	2025	2024

Operating expenses
Advertising and promotion	$172,177	$140,540
Bank and interest charges	11,484	2,235
Business development	580,736	270,000
Consulting fees	1,189,450	659,217
Contract labor and fuel	489,702	282,450
Depreciation	15,241	9,499
Directors' fees	126,000	122,000
Franchise tax	84,892	-
Insurance	108,547	66,329
Licenses	475	370
Listing fees	27,426	94,027
Management fees	235,097	166,500
Office and administrative	236,604	140,180
Professional fees	687,330	582,120
Rent expense	409,746	212,894
Relocation costs	51,723	-
Repairs and maintenance	31,380	42,726
Research and development	636,205	-
Travel and entertainment	562,341	115,923
Vehicle	5,143	33,184
Total operating expenses	(5,661,699)	(2,940,194)

Other income (expense)
Amortization of debt discount	(367,237)	(1,243,542)
Change in fair value of derivative liability	(529,721)	(2,800,443)
Other income	475,140	77,900
Grant income	139,723	-
Interest expense	(424,345)	(386,474)
Interest income	117,401	26,420
Exchange loss	(10,581)	83
Total other income (expense)	(599,620)	(4,326,056)

Net loss	$(6,261,319)	$(7,266,250)

During the nine months ended September 30, 2025, we incurred a net loss of $6,261,319 compared to net loss of $7,266,250 for the nine months ended September 30, 2024. An analysis of the decrease in net loss of $1,004,931 including the major components our results for the periods, is below.

Advertising and promotion

During the nine months ended September 30, 2025, we incurred advertising and promotional expenses of $172,177 compared to $140,540 for the nine months period ended September 30, 2024, an increase of $31,637 period-over-period. For both periods, the Company embarked on and maintained a public relations campaign to raise awareness about its brand and business in light of the Company's plans to go public.

Business development

During the nine months ended September 30, 2025, we incurred business development expenses of $580,736 compared to $270,000 for the nine months ended September 30, 2024, an increase of $310,736 period-over-period. Such expenses are incurred for introductions to potential investors and investor presentations in connection with the Company's efforts to go public.

Consulting fees

During the nine months ended September 30, 2025, we incurred consulting fees of $1,189,450 compared to $659,217 for the nine months ended September 30, 2024, an increase of $530,233 period-over-period. The period-over-period increase relates to additional corporate advisory and consulting expenses incurred to facilitate the Company's efforts to go public.

Contract labor and fuel

During the nine months ended September 30, 2025, we incurred contract labor and fuel expenses of $489,702 compared to $282,450 for the nine months ended September 30, 2024, an increase of $207,252 period-over-period. The increase is due to increased flight operations in the current period.

Directors' fees

During the nine months ended September 30, 2025, we incurred directors' fees of $126,000 compared to $122,000 for the nine months ended September 30, 2024, an increase of $4,000 period-over-period, which is relatively consistent period-over-period.

Insurance

During the nine months ended September 30, 2025, we incurred insurance expense of $108,547 compared to $66,329 for the nine months ended September 30, 2024, an increase of $42,218. The Company entered into a directors' and officers' insurance in anticipation of going public.

Management fees

Management fees for the nine months ended September 30, 2025 were $235,097 compared to $166,500 for the nine months ended September 30, 2024, an increase of $68,597 period-over-period. Management fees consist of monthly management fees paid to the Company's CEO for overseeing the day-to-day operations.

Office and administrative

During the nine months ended September 30, 2025, we incurred office and administrative expenses of $236,604 compared to $140,180 for the nine months ended September 30, 2024, an increase of $96,424 period-over-period. The increase in administrative expenses is correlated to the additional administrative work required to facilitate the Company's efforts to go public and financings undertaken in 2025.

Listing fees

During the nine months ended September 30, 2025, we incurred listing fees of $27,426 compared to $94,027 for the nine months ended September 30, 2024, a decrease of $66,601 period-over-period. The period-over-period decrease relates to additional fees incurred in the comparative period to initiate the Company's Reg A Offering.

Professional fees

During the nine months ended September 30, 2025, we incurred professional fees of $687,330 compared to $582,120 for the nine months ended September 30, 2024, an increase of $105,210 period-over-period. Professional fees mainly relate to legal, audit, and accounting fees incurred to facilitate the Company's efforts to go public and financings undertaken, as well as to fulfill the Company's reporting obligations of being a Regulation A Tier 2 Issuer. The increase period-over-period was due to the Company incurring a higher audit expense in the comparative period for the audit for prior fiscal years.

Relocation costs

During the nine months ended September 30, 2025, we incurred relocation costs of $51,723 compared to $0 for the nine months ended September 30, 2024, an increase of $51,723 period-over-period. We incurred costs in relation to relocation of assets and operations to Midland, Texas, in accordance with the Economic Development Agreement with the MDC. Reimbursements we received from MDC on these costs are recognized as grant income.

Rent expense

During the nine months ended September 30, 2025, we incurred rent expense of $409,746 compared to $212,894 for the nine months ended September 30, 2024, an increase of $196,852 period-over-period. The Company entered into a new short-term lease for office spaces commencing December 2024, and a new temporary hangar lease in Texas commencing June 2025, which increased the rent expense incurred during 2025.

Repairs and maintenance

During the nine months ended September 30, 2025, we incurred repair and maintenance expenses of $31,380 compared to $42,276 for the nine months ended September 30, 2024, a decrease of $11,346. The expenditure fluctuates depending on repair and maintenance cycles of the Company's equipment.

Research and development

During the nine months ended September 30, 2025, we incurred research and development expenses of $636,205 compared to $0 for the nine months ended September 30, 2024, an increase of $636,205 period-over-period. During fiscal 2025, the Company has undertaken a number of flight tests related to the Company's StarLaunch platform.

Travel and entertainment

During the nine months ended September 30, 2025, we incurred travel and entertainment expenditures of $562,341 compared to $115,923 for the nine months ended September 30, 2024, an increase of $446,418 period-over-period. During fiscal year 2025, the Company was actively travelling and entertaining prospective investors, as well as Company management travelling to and from its offices in Florida.

Amortization of debt discount

During the nine months ended September 30, 2025, the Company recognized amortization of the discount on its convertible debt was $367,237, compared to $1,243,542 for the nine months ended September 30, 2024, a decrease of $876,305 period-over-period. The discount on the convertible debt relates to the fair value of the conversion option, which is bifurcated, and the transaction costs incurred for the financing and is amortized over the term of the convertible debt. The decrease period-over-period reflects less significant unwinding of debt discount, as there had been no new issuance of convertible debt since August 2024.

Change in fair value of derivative liability

During the nine months ended September 30, 2025, the Company recorded a change in the fair value of its derivative liability of $529,721 compared to $2,800,433 for the nine months ended September 30, 2024. The derivative liability results from the conversion option on the Company's convertible debt which has been bifurcated as the number of shares to be issued upon conversion may vary.  The decrease period-over-period is due to a number of inputs into the Monte Carlo valuation of the derivative liability, including the increasing valuation of shares of the Company.

Other income

During the nine months ended September 30, 2025, we earned other income of $475,140 compared to $77,900 for the nine months ended September 30, 2024, an increase of $397,240 period-over-period. Other income consists of ancillary income earned for providing pilot training and equipment testing services, and varies with the availability of airspace, equipment and personnel.

Grant income

During the nine months ended September 30, 2025, we earned other income of $139,723 compared to $0 for the nine months ended September 30, 2024, an increase of $139,723 period-over-period. Grant income consists of expense reimbursement received or is receivable by the Company in connection with rent expenses and costs of relocation of assets and operations to Midland, Texas, in accordance with the Economic Development Agreement with the MDC.

Interest expense

During the nine months ended September 30, 2025, we incurred interest expenses of $424,345 compared to $386,474 for the nine months ended September 30, 2024, an increase of 37,871 period-over-period. Interest expense consists of interest on convertible debentures of the Company which are carried at 5% per annum and raised to 8% per annum in February 2025 and note payable to Space Florida which is carried at 3% per annum.

Interest income

During the nine months ended September 30, 2025, we earned interest income of $117,401 compared to $26,420 for the nine months ended September 30, 2024, an increase of $90,981 period-over-period.

Results of Operations - Three Months Ended September 30, 2025, Comparison Against the Three Months Ended September 30, 2024

	2025	2024

Operating expenses
Advertising and promotion	$76,151	$41,625
Bank and interest charges	3,409	931
Business development	194,736	90,000
Consulting fees	423,490	224,817
Contract labor and fuel	145,258	100,750
Depreciation	5,080	5,816
Directors' fees	42,000	42,000
Franchise tax	54,189	-
Insurance	64,749	22,457
Licenses	25	-
Listing fees	17,527	78,623
Management fees	75,000	55,500
Office and administrative	64,685	54,464
Professional fees	287,187	92,165
Rent expense	145,457	71,428
Relocation costs	14,712	-
Repairs and maintenance	7,663	759
Research and development	194,213	-
Travel and entertainment	162,085	19,557
Vehicle	3,337	4,245
Total operating expenses	(1,980,953)	(905,137)

Other income (expense)
Amortization of debt discount	(128,256)	(486,390)
Change in fair value of derivative liability	19,042	(1,057,065)
Other income	121,000	77,900
Grant income	38,712	-
Interest expense	(153,803)	(71,523)
Interest income	35,280	7,336
Exchange loss	(932)	105
Total other income (expense)	(68,957)	(1,529,637)

Net loss	$(2,049,910)	$(2,434,774)

During the three months ended September 30, 2025, we incurred a net loss of $2,049,910 compared to net loss of $2,434,774 for the three months ended September 30, 2024. An analysis of the decrease in net loss of $384,864 including the major components our results for the periods, is below.

Advertising and promotion

During the three months ended September 30, 2025, we incurred advertising and promotional expenses of $76,151 compared to $41,625 for the three months period ended September 30, 2024, an increase of $34,526 period-over-period. In the current period, the Company incurred expenses related to its Regulation A financing, and made larger expenses on its public relations campaign to raise awareness about its brand and business in light of the Company's plans to go public.

Business development

During the three months ended September 30, 2025, we incurred business development expenses of $194,736 compared to $90,000 for the three months ended September 30, 2024, an increase of $104,736 period-over-period. Such expenses are incurred for introductions to potential investors and investor presentations in connection with the Company's efforts to go public.

Consulting fees

During the three months ended September 30, 2025, we incurred consulting fees of $423,490 compared to $224,817 for the three months ended September 30, 2024, an increase of $198,673 period-over-period. The period-over-period increase relates to additional corporate advisory and consulting expenses incurred to facilitate the Company's efforts to go public.

Contract labor and fuel

During the three months ended September 30, 2025, we incurred contract labor and fuel expenses of $145,258 compared to $100,750 for the three months ended September 30, 2024, an increase of $44,508 period-over-period. The increase is due to increased flight operations in the current period.

Directors' fees

During the three months ended September 30, 2025, we incurred directors' fees of $42,000 compared to $42,000 for the three months ended September 30, 2024, which is consistent period-over-period.

Insurance

During the three months ended September 30, 2025, we incurred insurance expense of $64,749 compared to $22,457 for the three months ended September 30, 2024, an increase of $42,292. The Company entered into a directors' and officers' insurance in anticipation of going public.

Management fees

Management fees for the three months ended September 30, 2025 were $75,000 compared to $55,500 for the three months ended September 30, 2024, an increase of $19,500 period-over-period. Management fees consist of monthly management fees paid to the Company's CEO for overseeing the day-to-day operations.

Office and administrative

During the three months ended September 30, 2025, we incurred office and administrative expenses of $64,685 compared to $54,464 for the three months ended September 30, 2024, an increase of $10,221 period-over-period. The increase in administrative expenses is correlated to the additional administrative work required to facilitate the Company's efforts to go public and financings undertaken in 2025.

Listing fees

During the three months ended September 30, 2025, we incurred listing fees of $17,527 compared to $78,623 for the three months ended September 30, 2024, a decrease of $61,096 period-over-period, which is reflective of less expenditures incurred by the Company in relation to its Reg A financing activity during the current quarter.

Professional fees

During the three months ended September 30, 2025, we incurred professional fees of $287,187 compared to $92,165 for the three months ended September 30, 2024, an increase of $195,022 period-over-period. Professional fees mainly relate to legal, audit, and accounting fees incurred to facilitate the Company's efforts to go public and financings undertaken, as well as to fulfill the Company's reporting obligations of being a Regulation A Tier 2 Issuer. The expense had been relatively consistent period-over-period.

Relocation costs

During the three months ended September 30, 2025, we incurred relocation costs of $14,712 compared to $0 for the three months ended September 30, 2024, an increase of $14,712 period-over-period. We incurred costs in relation to relocation of assets and operations to Midland, Texas, in accordance with the Economic Development Agreement with the MDC. Reimbursements we received from MDC on these costs are recognized as grant income.

Rent expense

During the three months ended September 30, 2025, we incurred rent expense of $145,457 compared to $71,428 for the three months ended September 30, 2024, an increase of $74,029 period-over-period. The Company entered into a new short-term lease for office spaces commencing December 2024, and a new temporary hangar lease in Texas commencing September 2025, which increased the rent expense incurred during the first half of 2025.

Repairs and maintenance

During the three months ended September 30, 2025, we incurred repair and maintenance expenses of $7,663 compared to $759 for the three months ended September 30, 2024, an increase of $6,904. The expenditure fluctuates depending on repair and maintenance cycles of the Company's equipment.

Research and development

During the three months ended September 30, 2025, we incurred research and development expenses of $194,213 compared to $0 for the three months ended September 30, 2024, an increase of $194,213 period-over-period. During fiscal 2025, the Company has undertaken a number of flight tests related to the Company's StarLaunch platform.

Travel and entertainment

During the three months ended September 30, 2025, we incurred travel and entertainment expenditures of $162,085 compared to $19,557 for the three months ended September 30, 2024, an increase of $142,528 period-over-period. During fiscal year 2025, the Company was actively travelling and entertaining prospective investors.

Amortization of debt discount

During the three months ended September 30, 2025, the Company recognized amortization of the discount on its convertible debt was $128,256, compared to $486,390 for the three months ended September 30, 2024, a decrease of $358,134 period-over-period. The discount on the convertible debt relates to the fair value of the conversion option, which is bifurcated, and the transaction costs incurred for the financing and is amortized over the term of the convertible debt. The decrease period-over-period reflects less significant unwinding of debt discount, as there had been no new issuance of convertible debt since August 2024.

Change in fair value of derivative liability

During the three months ended September 30, 2025, the Company recorded a change in the fair value of its derivative liability of a credit of $19,042 compared to $1,057,065 for the three months ended September 30, 2024. The derivative liability results from the conversion option on the Company's convertible debt which has been bifurcated as the number of shares to be issued upon conversion may vary.  The decrease period-over-period is due to a number of inputs into the Monte Carlo valuation of the derivative liability, including the increasing valuation of shares of the Company.

Other income

During the three months ended September 30, 2025, we earned other income of $121,000 compared to a credit of $77,900 for the three months ended September 30, 2024, an increase of $43,100 period-over-period. Other income consists of ancillary income earned for providing pilot training and equipment testing services, and varies with the availability of airspace, equipment and personnel.

Grant income

During the three months ended September 30, 2025, we earned other income of $38,712 compared to $0 for the three months ended September 30, 2024, an increase of $38,712 period-over-period. Grant income consists of expense reimbursement received or is receivable by the Company in connection with rent expenses and costs of relocation of assets and operations to Midland, Texas, in accordance with the Economic Development Agreement with the MDC.

Interest expense

During the three months ended September 30, 2025, we incurred interest expenses of $153,803 compared to $71,523 for the three months ended September 30, 2024, an increase of $82,280 period-over-period. Interest expense consists of interest on convertible debentures of the Company which are carried at 5% per annum and raised to 8% per annum in February 2025 and note payable to Space Florida which is carried at 3% per annum.

Interest income

During the three months ended September 30, 2025, we earned interest income of $35,280 compared to $7,336 for the three months ended September 30, 2024, an increase of $27,944 period-over-period.

Liquidity and Capital Resources

We continually monitor and manage cash flow to assess the liquidity necessary to fund operations and capital projects. We manage our capital resources and adjust them to take into account changes in economic conditions and the risk characteristics of the underlying assets. To maintain or adjust our capital resources, we may, where necessary, control the amount of working capital, pursue financing or manage the timing of our capital expenditures. As of September 30, 2025, we had a working capital deficit of $13,190,485 (current assets of $4,451,683, less current liabilities of $17,642,168) and as of December 31, 2024, we had a working capital deficit of $7,676,263 (current assets of $8,352,629, less current liabilities of $16,028,892).

Our continuing operations are dependent upon our ability to obtain debt or equity financing until such time that we achieve profitable operations. There can be no assurance that we will gain adequate market acceptance for our products or be able to generate sufficient gross margins to reach profitability.

Since our inception, we have incurred operating losses and have experienced negative cash flows from operations. We do not anticipate that cash on hand will be adequate to satisfy our obligations in the ordinary course of business over the next 12 months. Based on this assessment, we have material uncertainties about our business that may cast substantial doubt about our ability to continue as a going concern. Accordingly, our ability to continue as a going concern is dependent upon our ability to raise sufficient funds to pay ongoing operating expenditures and to meet our obligations. See further discussion related to our ability to continue as a going concern within Note 2 "- Basis of Presentation  - Going Concern."

As of September 30, 2025, and December 31, 2024, we had $2,695,586 and $7,100,699 in cash (including restricted cash), respectively. We are actively managing current cash flows until such time that we are profitable.

The chart below highlights our cash flows for the periods indicated:

	For the nine months ended September 30,
	2025	2024
	$	$
Net cash provided by (used in):
Operating activities	(4,992,573)	(2,004,619)
Investing activities	(6,067,689)	(53,752)
Financing activities	6,655,149	4,161,572
(Decrease) Increase in cash and restricted cash	(4,405,113)	2,103,201

Cash Used in Operating Activities

Our net cash used in operating activities is primarily due to cash payments for operating expenses that we incur in the day-to-day operations of the business. Net cash used in operating activities for the nine months ended September 30, 2025, was $4,992,573 compared to $2,004,619 for the nine months ended September 30, 2024. The loss for the nine months ended September 30, 2025, of $6,261,319 was offset by $325,826 in working capital items and by $942,920 in non-cash items consisting mainly of the amortization of the convertible debt discount and change in fair value of derivative liability. This compares to a loss of $7,266,250 for the comparative period, that was offset by $1,157,873 in changes in working capital items and $4,103,758 in non-cash items consisting mainly of amortization of the convertible debt discount and change in fair value of derivative liability.

Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025, was $6,067,689 and relates to deposits made toward the purchase of property, plant and equipment of $6,050,763 and the purchase of short-term investments of $318,603, partially offset by the sale of short-term investments of $301,677. Net cash used in investing activities during the comparative period was $50,000 which relates to our deposits made toward the purchase of property, plant and equipment, and the purchase of short-term investments of $295,252, partially offset by the sale of short-term investments of $291,500.

Cash Provided by Financing Activities

We have funded our business to date from the issuance of our common stock, warrants and convertible debentures through the Reg A Offering, private placements, and from loans from related parties.

Net cash provided by financing activities for the nine months ended September 30, 2025, was $6,655,149 compared to $4,161,572 for the nine months ended September 30, 2024.

During the nine months ended September 30, 2025, the Company received gross proceeds from the Reg A Offering of $7,247,931 net of cash paid for share issuance costs of $592,782.

During the nine months ended September 30, 2024, the Company received gross proceeds from convertible debentures of $743,400 net of cash paid for debt issuance costs of $19,950, proceeds from shares to be issued of $3,893,000 net of cash paid for share issuance costs of $409,878, and repaid $45,000 in related party notes payable.

Contractual Obligations

Issuance of options to consultant and officer

On September 1, 2023, the Company entered into an agreement with a consultant. Under the agreement, the Company was obligated to issue 100,000 options.  Both the Company and the consultant have agreed to delay issuance of these options until an Offering price has been established as part of an initial public offering or other public offering ("Offering Price"). The agreement also calls for 150,000 contingent Options, subject to future approval by the Board of Directors, with an exercise price equal to the Offering Price.

On August 12, 2025, the Company granted 100,000 restricted stock units to the consultant in satisfaction of the original obligation to issue 100,000 options.

On January 1, 2024, the Company entered into an agreement with the Chief Financial Officer (the "CFO"). Under the agreement, the Company was obligated to issue 100,000 options.  Both the Company and the CFO have agreed to delay issuance of these options until an Offering price has been established as part of an initial public offering or other public offering. The agreement also calls for 150,000 contingent Options, subject to future approval by the Board of Directors, with an exercise price equal to the Offering Price.

On August 12, 2025, the Company granted 750,000 restricted stock units to the CFO in satisfaction of all obligations of issuance of the 250,000 options.

Capital Management

Capital is comprised of our shareholders' deficiency and any debt that we may issue. Our objectives when managing capital are to maintain financial strength and to protect our ability to meet ongoing liabilities, to continue as a going concern, to maintain creditworthiness and to maximize returns for our shareholders over the long term. Protecting the ability to pay current and future liabilities includes maintaining capital above minimum regulatory levels, current financial strength rating requirements and internally determined capital guidelines and calculated risk management levels. We manage capital structure to maximize financial flexibility by making adjustments in response to changes in economic conditions and the risk characteristics of the underlying assets and business opportunities. We do not presently utilize any quantitative measures to monitor our capital, but rather we rely on our management's expertise to sustain the future development of the business. Management reviews its capital management approach on an ongoing basis and believes that this approach, given our size, is reasonable.

There were no changes to our approach to capital management during the period. We are not subject to externally imposed capital requirements.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated interim financial statements are prepared in accordance with generally accepted accounting principles in the U.S. The preparation of our unaudited condensed consolidated interim financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated interim financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our summary of significant accounting policies are described in more detail in the notes to our unaudited condensed consolidated interim financial statements, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our unaudited condensed consolidated interim financial statements.

Derivative Liabilities

The Company evaluates its financial instruments and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market at each balance sheet date and recorded as a liability and the change in fair value is recorded in the unaudited condensed consolidated interim statements of operations.  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.  Derivative instruments that become subject to reclassification are reclassified at the fair value of the instrument on the reclassification date.  Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not settlement of the derivative instrument is expected within 12 months of the balance sheet date.

The Company uses the Monte Carlo simulation model to value derivative liabilities.  This model uses Level 3 inputs in the fair value hierarchy established by ASC 820, Fair Value Measurement.

Off-Balance Sheet Arrangements

We have not entered into any material off-balance sheet arrangements such as guarantee contracts, contingent interests in assets transferred to unconsolidated entities, derivative financial obligations, or with respect to any obligations under a variable interest equity arrangement.

Proposed Transactions

We have not entered into any proposed transactions that have not been disclosed herein.

Subsequent Events

On December 2, 2025, the Company filed a post-qualification offering circular with the SEC in respect of the Reg A Offering in order to maintain the qualification of the Corporation's Reg A Offering beyond twelve months from the original qualification date.

On December 17, 2025, the Company closed the final round of its Reg A Offering and issued 6,145,364 shares of common stock (“Common Shares”) at a price of $3.59 per share, for gross proceeds of approximately $22,100,000. The Company also issued 61,402 agent’s warrants in connection with this closing, with each warrant exercisable into one Common Share at an exercise price of $3.59 per share and expiring on September 6, 2029.

On December 18, 2025, the Company's Common Shares commenced trading on the NYSE American LLC ("NYSE American") under the ticker symbol "FJET."

On December 18, 2025, the Company issued 3,834,857 Common Shares at a price of $2.154 per share pursuant to the automatic conversion of the Company's outstanding convertible debentures (Note 6), which had outstanding principal and interest of approximately $8,261,000, upon the listing of the Company's Common Shares on the NYSE American.

On December 18, 2025, the Company issued 404,312 Common Shares at a price of $3.59 per share pursuant to the conversion of the Company's notes payable (Note 5) to Space Florida, which had outstanding principal and interest of approximately $1,451,000, upon the listing of the Company's Common Shares on the NYSE American.

On December 26, 2025, the Company issued an aggregate of 11,676,166 Common Shares pursuant to the cashless exercise of 11,915,000 warrants outstanding (Note 8), at an exercise price of $0.33 per share.

On December 31, 2025, the Company issued 114,250 Common Shares upon the vesting of 114,250 RSUs (Note 8), which had an acceleration of vesting upon the achievement of a benchmark of the share price of the Company's Common Shares being traded on the NYSE American.

On January 5, 2026, the Company issued an aggregate of 29,341 Common Shares pursuant to the cashless exercise of 30,000 warrants outstanding (Note 8), at an exercise price of $0.33 per share.

On January 8, 2026, the Company issued 24,285 Common Shares pursuant to the cashless exercise of 25,000 warrants outstanding (Note 8), at an exercise price of $0.33 per share.

Implications of Being an Emerging Growth Company

The Company, as an issuer with less than $1.235 billion in total annual gross revenues during its last fiscal year, it will qualify as an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act") and this status will be significant. An emerging growth company may take advantage of certain reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. In particular, as an emerging growth company, the Company:

• will not be required to obtain an auditor attestation on its internal controls over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;

• will not be required to provide a detailed narrative disclosure discussing its compensation principles, objectives and elements and analyzing how those elements fit with its principles and objectives (commonly referred to as "compensation discussion and analysis");

• will not be required to obtain a non-binding advisory vote from its shareholders on executive compensation or golden parachute arrangements (commonly referred to as the "say-on-pay," "say-on-frequency" and "say-on-golden-parachute" votes);

• will be exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and CEO pay ratio disclosure;

• may present only two years of audited financial statements and only two years of related Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"); and

• will be eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards.

The Company intends to take advantage of all of these reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards under Section 107 of the JOBS Act. The Company's election to use the phase-in periods may make it difficult to compare its financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the phase-in periods under Section 107 of the JOBS Act.

Under the JOBS Act, the Company may take advantage of the above-described reduced reporting requirements and exemptions for up to five years after the Company's initial sale of common equity pursuant to a registration statement declared effective under the Securities Act of 1933, as amended, or such earlier time should it no longer meet the definition of an emerging growth company. Note that the Company's Reg A Offering, while a public offering, is not a sale of common equity pursuant to a registration statement, since the Reg A Offering is conducted pursuant to an exemption from the registration requirements. In this regard, the JOBS Act provides that the Company would cease to be an "emerging growth company" if the Company has more than $1.235 billion in annual revenues, has more than $700 million in market value of its common stock held by non-affiliates, or issues more than $1 billion in principal amount of non-convertible debt over a three-year period.

Certain of these reduced reporting requirements and exemptions are also available to the Company due to the fact that it may also qualify, once subject to the reporting obligations under section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, as a "smaller reporting company" under the SEC's rules. For instance, smaller reporting companies are not required to obtain an auditor attestation on their assessment of internal control over financial reporting; are not required to provide a compensation discussion and analysis; are not required to provide a pay-for-performance graph or CEO pay ratio disclosure; and may present only two years of audited financial statements and related MD&A disclosure.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Our board of directors have overall responsibility for the establishment and oversight of our risk management policies on an annual basis. Management identifies and evaluates our financial risks and is charged with the responsibility of establishing controls and procedures to ensure financial risks are mitigated in accordance with the approved policies.

Our financial instruments consist of cash, restricted cash, short-term investments due from shareholders, accounts receivable and other receivables, amounts due to and from related parties, accounts payable and accrued liabilities, notes payable and convertible debt.  The carrying value of the Company's cash, restricted cash, other receivable, amounts due and from related parties, notes payable and accounts payable and accrued liabilities approximate their fair value due to their short terms to maturity.

Our risk exposures and the impact on our financial instruments are summarized below:

Credit Risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. Our credit risk is primarily attributable to our liquid financial assets including cash and restricted cash. Our financial assets are cash, restricted cash, short-term investments due from shareholders, accounts receivable and other receivables. Our maximum exposure to credit risk, as at period end, is the carrying value of our financial assets, being $3,049,599 and $7,362,354 as of September 30, 2025, and December 31, 2024, respectively. We hold cash, restricted cash and short-term investments with major financial institutions, therefore minimizing our credit risk. We historically have had no issues with collecting amounts receivable.

Liquidity Risk

Liquidity risk is the risk that we will not be able to meet financial obligations as they fall due. We manage liquidity by maintaining adequate cash balances and by raising equity and debt financing. We have no assurance that such financings will be available on favorable terms in the future. In general, we attempt to avoid exposure to liquidity risk by obtaining corporate financing through the issuance of shares or convertible debt.

As of September 30, 2025, we had cash of $2,645,121 to settle current liabilities of $17,642,168 which fall due for payment within twelve months of the unaudited condensed consolidated interim balance sheet.

Market Risk

Market risk is the risk that changes in market prices, such as foreign exchange rates, interest rates and equity prices will affect our income or value of holdings or financial instruments. As of September 30, 2025, and 2024, our exposure to market risk was insignificant as we did not hold material amounts of financial instruments in foreign currencies, not did we hold any debt that was subject to variable interest rates.

Inflation Risk

We do not believe that inflation had a significant impact on our results of operations for any periods presented in our unaudited condensed consolidated interim financial statements. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs, and our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal period ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective as our management has identified a material weakness.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual financial statements will not be prevented or detected in a timely manner.

During the year ended December 31, 2024, a material weakness was identified in our financial reporting controls over complex debt accounting.

During the nine months ended September 30, 2025, two material weaknesses were identified. The first material weakness was incorrect recognition of stock-based compensation. The second material weakness was the Company did not obtain approval for all related party transactions.

Remediation Efforts to Address the Identified Material Weaknesses

We plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate debt accounting requirements that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature and research materials, and increased communication among our personnel and third-party professionals. We plan to enhance our processes in our treasury functions to improve transparency and controls. Our plans at this time, include implementation of enhanced matrix of approval authorities and review requirements on banking transactions.

The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

Except as described above under "Remediation Efforts to Address the Identified Material Weaknesses", there was no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2025 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial conditions. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item. You should carefully consider the risks discussed in the section entitled "Risk Factors" in our Offering Circular filed with the SEC on December 10, 2025, pursuant to Rule 253(g)(1) under the Securities Act, in relation to post-qualification amendment #3 to our offering statement on Form 1-A filed with the SEC on December 2, 2025, and qualified by the SEC on December 10, 2025 (the "Offering Circular"), which could materially affect our business, financial condition, or future results. The risks described in our Offering Circular are not the only risks we face. Additional risks and uncertainties not currently known to us or that we do not currently deem material, may also materially affect our business, results of operations, cash flows and financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) On September 29, 2025, we granted an aggregate of 215,000 stock options to one director and to the secretary of the Company. Each stock option entitles the holder thereof to acquire one shares of common stock (each, an "Option Share") at a price of $3.59 per Option Share until September 29, 2030, subject to vesting. We relied upon the exemption from the registration requirements under the Securities Act of 1933, as amended (the "Securities Act"), provided by Section 4(a)(2) or Rule 701 under the Securities Act with respect to the grant of stock options.

There were no other sales of unregistered equity securities during the three months ended September 30, 2025 that were not already reported on a Current Report on Form 1-U.

(b)  Not applicable.

(c)  There were no repurchases of our Common Stock or purchases by affiliated parties in the fiscal quarter ended September 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During our fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The following exhibits are included with this Quarterly Report:

Exhibit No.	Description of Exhibit

31.1(*)	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2(*)	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1(**)	Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(*)	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH(*)	Inline XBRL Taxonomy Extension Schema Document
101.CAL(*)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(*)	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(*)	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE(*)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104(*)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101 attachments)

Notes:

(*) Filed herewith

(**) Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARFIGHTERS SPACE, INC.

Date: January 26, 2026	By:	/s/ Rick Svetkoff
	Name:	Rick Svetkoff
	Title:	President, Chief Executive Officer, Executive Chairman
(Principal Executive Officer) and Director

Date: January 26, 2026	By:	/s/ David Whitney
	Name:	David Whitney
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)