Form 10-K
period 2025-12-31
Starfighters Space, Inc.
filed 2026-04-15
CIK 1947016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2025

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______.

Commission file number: 001-43009

STARFIGHTERS SPACE, INC.

(Exact name of registrant as specified in its charter)

Delaware	92-1012803
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

505 Odyssey Way, Suite 203

Kennedy Space Center, Florida, USA 32953

(Address of principal executive offices)

Registrant's telephone number, including area code (321) 261-0900

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	FJET	NYSE American LLC

Securities registered under Section 12(g) of the Exchange Act:

None.

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction or an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recover analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter ($3.59 on June 30, 2025) was approximately $24,680,647.

The registrant had 44,173,972 shares of common stock outstanding as of April 13, 2026.

REFERENCES

As used in this Annual Report on Form 10-K (the "Annual Report"): (i) the terms the "Registrant", "we", "us", "our", "Starfighters" and the "Company" mean Starfighters Space, Inc. or as the context requires, collectively with its consolidated subsidiaries; (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Securities Act" refers to the United States Securities Act of 1933, as amended; (iv) "Exchange Act" refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Forward-looking statements give our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this Annual Report, including statements regarding our future financial position, business strategy, products, budgets, liquidity, cash flows, projected costs, regulatory approvals or the impact of any laws or regulations applicable to us, and plans and objectives of management for future operations, are forward-looking statements. The words "anticipate," "believe," "continue," "should," "estimate," "expect," "intend," "may," "plan," "project," "will," and similar expressions, as they relate to us, are intended to identify forward-looking statements.

We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those discussed or implied in our forward-looking statements for various reasons. Factors that could contribute to such differences include, but are not limited to:

●	the Company operates in an evolving industry, making it difficult for the Company to forecast revenue, plan expenses, and evaluate its business and future prospects;

●	the Company has a history of losses and may not be able to achieve profitability;

●	the Company's ability to raise capital and the availability of future financing;

●	the Company's business involves significant risks and uncertainties that may not be covered by insurance;

●	the Company's business with governmental entities is subject to the policies, regulations, mandates, and funding levels of such entities and may be negatively impacted by any change thereto;

●	the Company may not be successful in developing new technology, and technology the Company does develop may not meet the needs of its customers;

●	the Company operates in competitive industries in various jurisdictions across the world;

●	the Company is highly dependent upon the services of Tim Franta, the Company's newly-appointed Chief Executive Officer, and if the Company is unable to retain Mr. Franta, the Company's ability to compete could be harmed

●	historically, the Company has been highly dependent on the services of Rick Svetkoff, the Company's former President and Chief Executive Officer, and it remains unclear whether his resignation on February 19, 2026, will adversely affect the Company's ability to compete in the long term;

●	the Company depends on several specialized suppliers for the majority of specialized supply needs. Disruptions in the supply of key raw materials or component and difficulties in the supplier qualification process, as well as increases in prices of raw materials, could adversely impact the Company; and

●	and the other factors discussed below in Item 1A. "Risk Factors," and in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other filings we make with the SEC.

Although management has attempted to identify important factors that could cause actual results to differ materially from those contained in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Forward-looking statements might not prove to be accurate, as actual results and future events could differ materially from those anticipated in such forward-looking statements. Accordingly, readers should not place undue reliance on forward-looking statements. We wish to advise you that these cautionary remarks expressly qualify, in their entirety, all forward-looking statements attributable to our company or persons acting on our company's behalf. We do not undertake to update any forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such statements, except as, and to the extent required by, applicable securities laws. You should carefully review the cautionary statements and risk factors contained in this Annual Report and other documents that we may file from time to time with the SEC.

PART I

ITEM 1. BUSINESS

Company Overview

Starfighters Space, Inc. ("Starfighters", the "Company", "we", "our", and "us") is a commercial aerospace company incorporated in Delaware, USA, with its head office located at Reusable Launch Vehicle Hangar, Hangar Rd, Cape Canaveral, FL 32920. The Company’s mission statement is to make space accessible to entrepreneurs, researchers, industry, and government at a high cadence and the right cost.

Currently, Starfighters operates the world's only commercial fleet of flight-ready F-104 supersonic aircraft ("Lockheed F-104"). The Lockheed F-104 was developed as a supersonic aircraft for the United States Armed Forces. The single engine interceptor was favoured for its maximum altitude and climb performance. It was the first production aircraft to reach over MACH 2 in sustained, level flight, which was one of the key criteria as to why the NASA used the Lockheed F-104 for high-speed flight research at the Dryden Flight Research Center. The Lockheed F-104 also performed many safety chase missions in support of advanced research aircraft and provided a launch platform for sounding rockets.1 Test flights showed that a Lockheed F-104 launched single-stage Viper sounding rocket attain a maximum 112km in altitude.2 In total, the Lockheed F-104 flew over 18,000 missions for NASA. NASA retired the Lockheed F-104 in 1995,3 with transition to the McDonnell Douglas F/A-18 Hornet supersonic Aircraft.4

Recent increases in government expenditures and commercial investment are driving growth in the space economy.5 We believe this increase has created a demand for services similar to those that Lockheed F-104s formerly owned by the National Aeronautics and Space Administration ("NASA") used to provide. That demand is for commercial, research and defense technologies including hypersonic research.6 To the Company's knowledge, there is currently no other aircraft commercially available to the public with the capabilities of the Lockheed F-104 in terms of speed and climbing performance.

The Company has built a consistent business by providing pilot and astronaut training and in-flight testing related services (the "Historical Services"), delivering over its history, solutions for defense, civil, academic and commercial uses, and expects to continue to serve a range of customers in the private and public sectors. Furthermore, we believe the increased demand for space access, particularly in lower earth orbits as well as the government and private sector's focus on hypersonic research and development combine to create new opportunities for Starfighters Space (the "New Services").

The Company current aims to address these needs through its existing fleet of seven Lockheed F-104 aircraft, currently based at NASA's Kennedy Space Center and Midland International Air & Space Port.  We are also seeking to acquire additional newer model aircraft ("Platform II Aircraft") with the view to allowing the Company more advanced capabilities and have a longer operating lifespan. Starfighters is providing its core group of Historical Services, while developing the capacity for New Services. The Company organizes its services into the following categories:

  Historical Services:
    Pilot and Astronaut Training;
    Launch Services and Access to Space; and
    In-flight Testing.
  New Services:
    Launch Services and "Access to Space" (commercial, academic, civil and government clients); and
    Airborne Testbed for Hypersonic Research and Development ("R&D") and Test and Evaluation ("T&E") Test Bed (commercial, academic, civil and government).

_________________________________________
1 Jarosław Dobrzyński, Lockheed F-104 Starfighter, Yellow Series (Mushroom Model Publications, 2015).
2 F-104 Launched Sounding Rockets, The Unwanted Blog (Jun. 2, 2012), The Unwanted Blog
3 F-104 Starfighter, NASA (Sept. 27, 2009), NASA.
4 Roy Bryant, The Lockheed F104s of NASAs Flight Research Center, Stars of NASA (Feb. 2004), Stars of NASA.
5 Space Foundation, The Space Report 2025 Q2 Highlights Record $613 Billion Global Space Economy for 2024, Driven by Strong Commercial Sector Growth (22 July 2025), online: <https://www.spacefoundation.org/2025/07/22/the-space-report-2025-q2/>. [https://perma.cc/V2HE-4EJT].
6 U.S. Naval Institute Staff, Report to Congress on Hypersonic Weapons, U.S. Naval Institute (Feb. 16, 2024, 12:27 PM), U.S. Naval Institute.

Corporate Information

The Company was founded and incorporated as "Starfighters Space, Inc." on September 6, 2022 in the State of Delaware.

Our principal executive offices are located at at Reusable Launch Vehicle Hangar, Hangar Rd, Cape Canaveral, FL 32920. The Company’s registered and records office is located at 850 New Burton Road, Suite 201, Dover, Delaware 19904.

Intercorporate Relationships

The Company has three wholly owned subsidiaries: Starfighters International, Inc. ("Starfighters Texas"), which was incorporated pursuant to the laws of Texas on March 29, 2024, and was formerly known as "Starfighters Space Texas, Inc."; Starfighters International, Inc. ("Starfighters International"), which was incorporated pursuant to the laws of Florida on December 3, 2018; and Starfighters, Inc. ("SFI"), which was incorporated pursuant to the laws of Florida on November 16, 1995. SFI is owned indirectly by the Company through Starfighters International.

Set forth below is the organizational chart for the Company:

Products and Services

Historical Products and Services

Historically, Starfighters generated the majority of its income from its Historical Services of pilot training and in-flight testing, and continues to do so today. We expect to demand for our Historical Services grow with the evolution of commercial supersonic flight. The Company also plans to expand into new lines of revenue and services, being the New Services. As the commercialization of space has accelerated, the Company believes there is an opportunity to utilize its fleet to fill what we believe is a growing need for strategic access to space and airborne testing for the next generation of hypersonic air-launched rockets and commercial supersonic aircraft. For the last two years, the Company has been developing two new lines of business, Launch Services and Hypersonic R&D and T&E. The New Services form the foundation of the Company's growth plan. In 2023, the Company announced its first testing agreements and is working to expand those services. During the year we also flew pilot training missions for Boom Supersonic, a commercial supersonic aircraft developer. At the same time the Company elected to co-develop its second stage launch system (referred to as StarLaunch I) with Innoveering, LLC, which was acquired by GE Aeronautics in late 2022.

Launch Services

As the Company has identified access to space as becoming increasingly in demand for both government and commercial interests, we identified a new use for our platform. The Starfighters fleet could act as horizontally-launched, piloted vehicles capable of acting as a first stage in launching smaller payloads into space. The Company is now in the process of developing a second stage rocket, StarLaunch I, capable of carrying smaller payloads into space. To that end, the Company has partnered with GE Aeronautics to develop a prototype StarLaunch I, a proprietary design, underwing, air-launch rocket capable of carrying small payloads into space in a manner that the Company believes can be more economical and with reduced turnaround and relaunch time compared to traditional rockets. The Company believes a further advantage in its development process is the ability to use a proven military aircraft, such as the Lockheed F-104, in conjunction with the StarLaunch I rocket which is initially based on the proven design and current missile technology.

The StarLaunch I family of rockets is designed to use the Lockheed F-104 as the first stage of the rocket. This carries advantages of reliability, reusability, control, and reduced cost. The StarLaunch I rocket is designed to carry payloads to sub-orbital altitudes. In 2023, the Company began to explore options for the ability of its fleet to carry larger payloads further into space. The rocket that will carry payloads to orbit has been named StarLaunch II.

The Company has been acknowledged by the Pentagon's Testing Resource Management Center as a research and development platform that exemplifies the Department's desire for more and repeated flight testing.

The launch process:

1. The Company's first stage aircraft launches from a traditional runway without the need for derrick or cranes;

2. The Company's first stage aircraft reaches critical height and launches the StarLaunch second stage rocket, with the optimum height being dependent on the mission;

3. StarLaunch I boosts to suborbital altitude and deploys payloads;

4. StarLaunch II boosts to low earth orbit and deploys small-satellites; and

5. The Company's first stage aircraft lands, refuels, reloads for additional missions.

The Company has completed the underwing captive carry test with the U.S. Federal Aviation Administration (the "FAA") using the National Research Council of Italy's Aviolancio rocket platform. This milestone marks the first phase of flight testing. Separately, the Company has commenced development of its dedicated launch platform, StarLaunch I. Currently, the StarLaunch I Test Article's External Surface Engineering is complete, and the Company is on track for flight testing in Q4 2025/Q1 2026. Subject to securing requisite regulatory approvals and adequate funding, Starfighters targets its first commercial launch by year-end 2026. A successful launch and associated compliance will enable the issuance of a five-year FAA launch license.

Hypersonic R&D and T&E Test Bed

Hypersonic technology and its commercial applications is an emerging sector in aerospace. The Company's unique position as one of the only commercial entities with first stage jet aircraft capable of sustained MACH 2 flight, combined with its ability to launch targeted altitude payloads, allows it to capitalize on the burgeoning hypersonic market.

The potential for the Company's hypersonic business is multifaceted. Firstly, there is a growing demand for hypersonic testbeds in both the defense and commercial sectors. The Company's involvement in the Hypersonic and High-Cadence Airborne Testing Capabilities ("HyCAT") initiative, in partnership with Innoveering LLC and under the auspices of the Defense Innovation Unit of the U.S. Department of Defense, showcases the Company's capability and readiness to meet these demands.

Moreover, the limited availability of wind tunnel time for hypersonic research in the United States opens a significant market opportunity for the Company. The Company's fleet of Lockheed F-104 aircraft can serve as an effective alternative for delivering practical data results swiftly and predictably, a service in demand from government and private sector clients engaged in hypersonic research and development.

Additionally, the Company's collaborative efforts with other contractors and partners in the HyCAT program, such as GE Aerospace and Spectre Propulsion, indicate a strong potential for joint ventures and partnerships. These collaborations could lead to advancements in propulsion technologies and guidance systems, further enhancing the Company's offerings in the hypersonic market.

Supersonic Platform for Testing and In-flight Services

Utilizing the supersonic speed and flight profile characteristics of the Lockheed F-104, the Company has performed research and development services for several commercial, civilian, academic, and defense clients. These services include:

  Captive carry payload testing;
  Windstream testing with flight conditions that mirror supersonic or launch conditions;
  Payloads for high altitude and hypersonic testing;
  Termination flight system testing;
  Space flight hardware testing and qualification;
  Suborbital spaceflight simulation;
  Supersonic and hypersonic research; and
  Hardware testing, including batteries, optics, receivers/transmitters.

Defense, Civil, Academic and Commercial Services

The Company also provides a number of defense and commercial services to its clients, including:

  Jet warbird training & familiarization;
  Adversary air training support;
  Video production and photography;
  Human factors and flight physiology testing; and
  Avionics testing and qualification.

Pilot and Astronaut Training - Supersonic

The Company provides a training platform for pilots who will fly the next generation of supersonic commercial aircraft. The commercialization potential extends beyond testing services. The Company's expertise and capabilities position them to develop and offer innovative solutions in supersonic travel and transportation. The emerging market for supersonic passenger travel and ultra-fast cargo delivery is still in its infancy, but the Company has already been working with companies such as Boom Aviation to provide pilot training and other testing. The Company aims to leverage both its pilot training and testing capabilities to develop a role in this space.

The Company has authorization from the FAA that permits the Company to use the space above NASA's Kennedy Space Center for pilot training; the Company is currently the only civilian company that is permitted to do so. A FAA Letter of Authorization along with a Letter of Deviation Authority allows licensed pilots to receive type-specific training in the same jets that NASA has used for decades to prepare their astronauts for spaceflight and to conduct aeronautical research. This limited-access training is designed to enhance confidence and flight safety through comprehensive ground training sessions and back-seat flight operations in the controlled airspace above NASA's Kennedy Space Center and the United States Space Force's Range over the Atlantic Ocean. In addition to pilot training, the Company also offer suborbital space flight participants the opportunity to experience a real work flight profile environment.

Competition

The industry in which the Company operates is subject to intense technological and regulatory change. We face, and will continue to face, competition from other companies. Some of these competitors can be expected to have longer operating histories and more financial resources and experience than us. Increased competition by larger and better-financed competitors could materially and adversely affect the business, financial condition, results of operations or prospects of the Company. Because of the early stage of the industry in which the Company operates, the Company expects to face additional competition from new entrants. To become and remain competitive, the Company will require capital for research and development, asset improvement and pilot training, sales and marketing efforts, capital expenditures, inventory purchases, investor relations, the repayment of outstanding loans and general corporate purposes. The Company may not have sufficient resources to maintain its operations on a competitive basis, which could materially and adversely affect the business, financial condition, results of operations or prospects of the Company.

The Company's primary sources of competition fall into three (3) categories:

1. companies providing dedicated and rideshare launch vehicles to deliver small payloads to generic and custom planes/inclinations and altitude trajectories, such as Northrop Grumman, SpaceX, United Launch Alliance (a joint venture between Lockheed Martin Corporation and The Boeing Company), Rocket Labs, and established Russian, Indian, Chinese, European, and Japanese launch providers;

2. companies that are reported to have plans to provide launch vehicles that can deliver payloads to a range of planes/inclinations and altitude trajectories; and

3. companies that perform research into hypersonic rockets and components, wind tunnel testing, satellite and/or rocket component testing.

In the market in which the Company operates, the principal competitive factors include:

  equipment flight history, heritage, and reliability;
  equipment flight profile characteristics, including speed, range, maneuverability, flexibility, and reusability;
  launch schedule timeline and flexibility;
  ability to customize products to meet specific needs of the customer;
  jet performance and technical features; and
  price.

Competitive Strengths

The Company's competitive strengths include:

Multiple Revenue Streams

The Company is committed to developing and leveraging multiple revenue streams. By diversifying its revenue sources, the Company can reduce its dependence on any single product or service offering, making it more resilient in the face of market fluctuations and economic downturns. Furthermore, the Company's ability to generate revenue through multiple channels allows it to take advantage of opportunities for growth and expansion that may not be available to companies with a narrower focus.

Limited Competition for Direct Small Satellite Launch

While the overall space industry is highly competitive, the niche market for small and micro satellite launches is relatively untapped, with only a handful of companies operating in this space. This presents a significant opportunity for the Company to capture market share and establish itself as a leader in this rapidly growing segment. Additionally, the Company's position as one of the few companies offering cost-effective, reliable, and flexible small satellite launch services provides a significant competitive advantage over potential competitors.

Proven Operational History

The Lockheed F-104 has a long and proven track record of successful operations with the U.S. Air Force and at NASA, as well as with various armed forces around the world. It has been demonstrated that the jet can be successfully used to launch rockets into space. Furthermore, our location at Kennedy Space Center has enabled us to connect with a broad range of potential customers and partners, many right on the KSC campus. The Company was invited to KSC by Space Florida, the public-private partnership responsible for promoting and developing Florida's aerospace industry. Space Florida was created by the Florida Legislature to sustain Florida's position as a global space leader, and it is responsible for managing the commercialization of KSC. Our relationship with Space Florida has provided us with access to capital (including the Space Florida Loan discussed in this Annual Report on Form 10-K under the heading, "Capitalization"), infrastructure and other resources that have evolved over time.

While at the KSC, the Company has successfully managed its operations and has established a reputation for delivering high-quality products and services to its customers, worked professionally with KSC personnel and operated as the first fixed wing provider at KSC, all with no mishaps in-flight for over 15 years. This has not only strengthened the Company's brand but also instills trust and confidence with the Company's stakeholders. Moreover, the Company's operational history has allowed it to refine its processes, optimize efficiency, and enhance its offerings, enabling the Company to deliver superior value to its customers. This experience gives the Company a competitive advantage over new entrants to the market who lack the institutional knowledge and industry-specific expertise that comes with an established operational history.

Location

The Company has been located at the KSC space port since 2009. As one of the world's premier space launch facilities, the Kennedy Space Center offers unparalleled access to launch pads, ground infrastructure, and a highly skilled workforce. The Company holds an existing range user agreement with the US Space Force, which allows the Company access to and use of the Cape Canaveral range. The Company, through Starfighters International, is a party to a Memorandum of Agreement dated March 28, 2023 (the "MOA") with Space Launch Delta 45 ("SLD45"). Pursuant to the terms and conditions of the MOA SLD45 provides support to the Company for its test flights at the Eastern Range. The MOA further provides that its purpose is to establish Starfighters International as an official ranger which will permit Starfighters International to establish SLD45 Job Order Number Accounts and directly reimburse SLD45 for future range support. Being located in close proximity to this hub of the global space industry enables the Company to rapidly respond to market opportunities, minimize launch-related costs, and reduce launch lead times. Furthermore, the Company's presence at the Kennedy Space Center enables it to leverage the significant industry partnerships and collaborations that exist in the region, fostering innovation and driving growth for the Company's business.

The Company's new facility at Midland International Air & Space Port (the "MIASP") in Midland, Texas, was strategically chosen to increase its capacity, improve operational resiliency and flexibility, and bolster the United States' hypersonic testing capabilities. The MIASP is the site of a proposed high-speed airspace corridor capable of accommodating a variety of high-speed missions to include subsonic, supersonic, hypersonic and point-to-point suborbital missions for both miliary and commercial applications.7

Lower Cost

Using the Lockheed F-104 as a reusable first stage allows the Company to lower its operational and capital expenditures compared with disposable rockets. Additionally, the Lockheed F-104 has a lower fuel consumption compared to rockets.

Launch Flexibility

Unlike traditional rocket launches, a jet-based system offers significant launch flexibility, enabling the Company to rapidly respond to changes in launch schedules, weather conditions, and other operational factors. The use of a jet as the first stage allows the Company to launch in multiple configurations and flight profiles, including a wider range of altitude, angle, and trajectory, compared to rockets launched at the same location.

Launch Transferability

The Company's jet-based system allows us to conduct launches from a wider range of locations, including potentially all permitted space ports worldwide, further expanding the Company's launch flexibility.

Unique Capabilities

The Lockheed F-104 is a unique supersonic research platform due to its exceptional altitude and speed capabilities. It is the only commercial supersonic platform currently available in the world. The Lockheed F-104 was designed specifically for high-altitude flight and could achieve altitudes of over 100,000 feet. This makes it an ideal platform for conducting research in the upper atmosphere and beyond, where few other aircraft can go. Additionally, the Lockheed F-104 can fly at speeds of MACH 2 or higher, allowing it to conduct supersonic flight testing and research that is not possible with other available aircraft. The Lockheed F-104's unique combination of altitude and speed capabilities made it an invaluable research platform for a range of commercial, scientific, and military applications, from studying the upper atmosphere to testing advanced rocket systems.

_________________________________________________
7 https://www.mrt.com/news/local/article/Study-confirms-feasibility-of-high-speed-airspace-17062625.php

Growth Strategy

The Company is pursuing the following growth strategies:

Access Backlog of Small Satellites

The Company's achievement of a launch license allows it to access a backlog of small satellites waiting for launch. By offering its launch services, the Company can address the demand for satellite launches and contribute to reducing the backlog. This strategy can provide a new revenue stream for the Company and position it as a reliable launch provider in the commercial space industry.

Capitalize on Hypersonic Research

The Company aims to leverage the increase in spending on hypersonic research by the U.S. Government.8 With the Lockheed F-104 being the only commercial, non-rocket platform capable of testing at the required speeds, the Company intends to position itself as a key player in this field. By offering their services and expertise in hypersonic research the Company can attract government contracts and collaborations.

Real-World Wind Tunnel Testing

The Company's Lockheed F-104 platform provides the unique advantage of conducting wind tunnel testing in a real-world environment. This capability allows the Company to offer more accurate and reliable data to clients in industries such as aerospace, defense, and engineering. By highlighting this advantage, the Company believes it will attract clients seeking comprehensive and realistic wind tunnel testing.

Expand Pilot Training

The Company may acquire the necessary licenses to expand its pilot training operations. By increasing the number of flights per year, potentially up to 120 flights, the Company can cater to a larger pool of aspiring pilots. This expansion can help the Company grow its revenue and establish the Company as a provider of advanced pilot training services.

Target Growth in R&D Testing

The Company can leverage the unique abilities and flight profiles of the Lockheed F-104 to target growth in research and development ("R&D") testing. The Company can position itself as a reliable partner for companies and organizations involved in satellite and rocket component testing. By offering their platform and expertise the Company believes it will attract clients seeking high-speed, high-altitude testing capabilities.

Overall, by capitalizing on its unique capabilities and advantages, the Company intends to position itself as a pilot in satellite launches, hypersonic research, wind tunnel testing, pilot training, and other R&D testing. These strategies are intended to enable the Company to achieve growth and establish a strong presence in the industry.

Suppliers

We obtain our replacement and spare parts, components, sub systems, and equipment from suppliers that we believe to be reliable and reputable. All current suppliers have been, and continue to periodically be, internally reviewed to ensure that they are able to supply materials that meet our specifications and quality control requirements. Potential new suppliers also follow this process. The majority of our requirements are consumables in nature, including liquid oxygen, fuel, and tires. The first two of these items are supplied by Kennedy Space Center space port services. Disruptions in the supply of key raw materials or components and difficulties in the supplier qualification process, as well as increases in prices of raw materials, could adversely impact us.

Additionally, Starfighters International has entered into an asset purchase agreement, dated October 1, 2021, as amended on December 29, 2023 (the "Hypersonic APA"), with Hypersonic Group Inc. ("HGI"). Pursuant to the terms and conditions of the Hypersonic APA, Starfighters International has agreed to purchase 22 J79-19 engines from HGI for an aggregate purchase price of $2,200,000 (the "Purchase Price"). The Company intends to use the engines as replacements to extend the useful life of its Lockheed F-104 aircraft. Pursuant to the Hypersonic APA, Starfighters International has paid an aggregate of $2,200,000, representing the total purchase price required pursuant to the Hypersonic APA. Rick Svetkoff, the Company's former President and Chief Executive Officer, owns 50% of HGI and signed the Hypersonic APA on behalf of both the Company and HGI.

_________________________________________
8 Id.

Development work on StarLaunch launch platform is contracted to industry partners.

Government Regulation

Compliance with various governmental regulations has an impact on our business, including our capital expenditures, earnings, and competitive position, which can be material. We incur or will incur costs to monitor and take actions to comply with governmental regulations that are or will be applicable to our business, which include, among others, federal securities laws and regulations, export and import control, economic sanctions and trade embargo laws and restrictions and regulations of the Department of Transportation ("DoT"), the FAA, the Department of Defense ("DoD"), and NASA and other government agencies in the U.S. The following discussion summarizes the principal elements of the regulatory framework applicable to our business. Regulatory requirements, including but not limited to those discussed below, affect our operations, and increase our operating costs, and future regulatory developments may continue to do the same.

Our areas of operations are primarily covered by two separate sets of Regulation (i) the DoT - FAA Aviation Safety, which governs our operation of experimental aircraft as all privately owned former military aircraft are considered experimental aircraft, and (ii) FAA AST (The Office of Commercial Space Transportation), which governs our operation as a launch operator.

Operator of Experimental Aircraft Regulation

All experimental aircraft engaged in air flight in the United States are subject to regulation by the DoT. Absent an exemption, no experimental aircraft may provide air flights of researchers or property/payloads without first being issued a DoT FAA Letters of Deviation Authority ("LODA").

Part 91 of the FAA Regulations

Operators of experimental aircraft are regulated by the FAA, an agency within the DoT, primarily in the areas of flight safety, experimental aircraft operations and aircraft maintenance and airworthiness. The FAA issues air experimental aircraft operating certificates and aircraft airworthiness certificates, prescribes maintenance procedures, oversees airport operations, and regulates pilot and other employee training. From time to time, the FAA issues directives that require experimental aircraft to inspect, modify or ground aircraft and other equipment, potentially causing the Company to incur substantial, unplanned expenses.

Part 450 of the FAA Regulations

Part 450 of the FAA Regulations is the streamlined launch and re-entry licensing requirements that went into effect in 2020, which was welcomed legislation for companies like us. Part 450 consolidated multiple regulatory regimes into one set of requirements for all vehicle types, which are performance-based requirements utilizing flexible means of compliance, and a single license may authorize operations at multiple sites and extensive coordination with DOD and NASA to minimize duplicative requirements for operators.

The application evaluation consists of five major components:

  A Policy Review
  A Payload Review
  A Safety Review
  A Maximum Probable Loss (MPL) Determination
  An Environmental Review

Part 450 allows incremental approvals of the safety review. There are tremendous benefits of incremental review of a modular application, which reduces regulatory uncertainty with early approvals.

There are also sections in Part 450 which have a direct impact on being able to launch, but have nothing to do with safety or hardware. The two best examples are environmental review and financial responsibility. Because our StarLaunch vehicles are relatively small compared to many other rockets and the propellants and procedures are well understood, we believe that environment compliance can be satisfied. Financial responsibility is really a matter of finding insurance coverage. Again, since the StarLaunch vehicles are small and the maximum impact is low, we believe that we will be able to find affordable insurance.

While there may be delay and additional costs to comply with Part 91 and Part 450 of the FAA Regulations, we already comply with Part 91 and are using experts such as Integrated Launch Services to complete and comply with Part 450, and because the process with the FAA is iterative or repetitive, we believe we will be able to acquire the necessary waivers and license(s) to launch.

Compliance with Environmental Laws

While the regulations for experimental aircraft are not as stringent as the airline industry, they are subject to increasing federal, state, local and international environmental regulations, including those regulating emissions to air, water discharges, safe drinking water and the use and management of hazardous substances and wastes. We endeavor to comply with all applicable environmental regulations. We maintain compliance primarily with NASA environmental regulations since that is the location of our primary operating site. By complying with the NASA regulations for ground operations and FAA regulations for flight operations, we believe we are following all federal requirements.

Employees

The Company currently has no employees and utilizes independent contractors for general operations, including its senior management team, and partners with third party providers for research and development. We do not currently have any pension, annuity, profit sharing, or similar employee benefit plans, although we may choose to adopt such plans in the future. We plan to engage additional contractors and consultants from time to time on an as-needed basis to consult with us on specific corporate affairs, or to perform specific tasks in connection with our business development activities.

ITEM 1A. RISK FACTORS

In addition to the information contained in this Annual Report on Form 10-K, we have identified the following material risks and uncertainties which reflect our outlook and conditions known to us as of the date of this Annual Report. These material risks and uncertainties should be carefully reviewed by our stockholders and any potential investors in evaluating the Company, our business and the market value of our common stock. Furthermore, any one of these material risks and uncertainties has the potential to cause actual results, performance, achievements or events to be materially different from any future results, performance, achievements or events implied, suggested or expressed by any forward-looking statements made by us or by persons acting on our behalf. Refer to "Cautionary Note Regarding Forward-looking Statements".

There is no assurance that we will be successful in preventing the material adverse effects that any one or more of the following material risks and uncertainties may cause on our business, prospects, financial condition and operating results, which may result in a significant decrease in the market price of our common stock. Furthermore, there is no assurance that these material risks and uncertainties represent a complete list of the material risks and uncertainties facing us. There may be additional risks and uncertainties of a material nature that, as of the date of this Annual Report, we are unaware of or that we consider immaterial that may become material in the future, any one or more of which may result in a material adverse effect on us. You could lose all or a significant portion of your investment due to any one of these material risks and uncertainties.

Risks Related to our Business and Industry

We are operating in an evolving industry, which makes it difficult to forecast our revenue, plan our expenses and evaluate our business and future prospects.

We are operating in a rapidly evolving industry that may not develop in a manner favorable to our business. While our business has grown rapidly, and much of that growth has occurred in recent periods, the markets for launch services, space systems, spacecraft components and space data applications may not continue to develop in a manner that we expect or that otherwise would be favorable to our business. As a result of uncertainty in the new and evolving industry in which we operate, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries, such as the risks and uncertainties described herein. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays arising from these factors, and our results of operations in future reporting periods may be below the expectations of investors or analysts. If we do not address these risks successfully, our results of operations could differ materially from our estimates and forecasts or the expectations of investors or analysts, causing our business to suffer.

A significant portion of our business model is dependent upon the ongoing development of certain key technologies, which will require increased investment and operating expenses in the future, which may in turn impact our ability to reach and maintain revenue and profitability milestones.

The success of the Company's business plan relies significantly on its ability to complete its development and launch, first to suborbital space and then to low earth orbit, payload delivery platform. Historically, the Company has generated revenue from other lines of business which, while related, will require extensive additional investment to get to market. While the Company's business and mission has evolved, it has historically generated less than $1,000,000 revenue and other income annually, operating at break even or loss. We incurred a net loss of $16,543,616 for the fiscal year ended December 31, 2025, a net loss of $7,908,777 for the fiscal year ended December 31, 2024, and a net loss of $4,681,583 for the fiscal year ended December 31, 2023. We expect to continue to incur increased net losses for the next several years and we may not achieve or maintain profitability in the future. We believe there is a significant market opportunity for our business, and we intend to invest aggressively to capitalize on this opportunity. Due to the evolving nature of the markets in which the Company operates, it is difficult for us to predict our future results of operations or the limits of our market opportunity. We expect our operating expenses to significantly increase as we make significant investments in research and development, equipment, infrastructure, and personnel that we believe will be necessary to develop our capabilities, expand and support our operations and infrastructure, further develop our rocket and delivery platforms and otherwise compete effectively in our chosen markets. Furthermore, these efforts could be more costly than we expect and therefore negatively impact our financial and business performance. In addition, as we grow we will incur additional significant legal, accounting, and other expenses that we did not incur as a smaller company. If our revenue does not increase to offset these expected increases in our operating expenses, we will not be profitable in future periods. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations, and financial condition could be adversely affected. There is no assurance that we will ever achieve or sustain profitability and may continue to incur significant losses going forward. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our Common Stock to decline.

We will require significant capital investment in order to meet our objectives, and lack of that investment or the success of the execution of our plan may impact our ability to continue as a going concern.

Since inception, the Company has generated revenues and other income of less than $1,000,000 annually from its "non-payload launch" business, operating as a smaller, privately held concern with no outside investment. The execution of the Company's vision and mission to utilize its current assets and experience to build its space payload launch platform will require significant investment, resulting in net losses for the Company's fiscal year ended December 31, 2025, primarily as a result of increased expenses related to the Company's operations and go-forward business model. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available, we may be forced to discontinue operations, which would cause investors to lose their entire investment. Our auditors have indicated that these conditions raise substantial doubt about the Company's ability to continue as a going concern.

Our ability to execute on our business plan to become a provider of low earth orbit satellite launch services is dependent us obtaining and maintaining licenses, waivers, certifications, permits and authorizations, including the requisite launch licenses from the Federal Aviation Administration (the "FAA") Office of Commercial Space Transportation (the "AST").

Our ability to execute our business plan depends on achieving certain certifications and licenses from the FAA AST as well as potentially other agencies and operators. Obtaining these certifications or licenses will require the Company to successfully execute certain tests or achieve certain technical, business and performance milestones, some of which may require the testing of certain components of our platform that are currently operational, proposed, or in development. In furtherance of obtaining licensing, we are currently (i) preparing the requisite documentation to submit to the FAA's Office of Commercial Space Transportation, and (ii) scheduling the required wind tunnel and drop testing. There is no guarantee that we will successfully meet these requirements or milestones in a timely manner, the failure to of which could materially impact the Company's ability to operate our business.

Our business relationships with various governmental and private entities are subject to the policies, priorities, regulations, mandates and funding levels of such entities and may be negatively or positively impacted by any change thereto.

Historically, a portion of our revenues have been derived from government contracts or related agreements from contracts with the U.S. government and its agencies or from subcontracts with other U.S. government contractors. While we expect these revenues to continue to grow as we expand our service, there are many contingencies that might adversely affect our existing agreements or our ability to qualify for new agreements. We expect these revenues to continue to grow as we expand our services. Our contracts with the U.S. government may be fixed-price contracts. Under firm fixed-price contracts, work performed and products shipped are priced at a fixed amount without adjustment for actual costs incurred in connection with the contract. Therefore, we bear the risk of loss if costs increase.

Changes in government policies, priorities, regulations, government agency mandates, funding levels through agency budget reductions, the imposition of budgetary constraints, or a decline in government support or deferment of funding for programs in which we or our customers participate could result in contract terminations, delays in contract awards, reduction in contract scope, performance penalties or breaches of our contracts, the failure to exercise contract options, the cancellation of planned procurements, and fewer new business opportunities, all of which could negatively impact our business, financial condition, results of operations and cash flows.

We are subject to the procurement policies and procedures set forth in the Federal Acquisition Regulation ("FAR"). The FAR governs aspects of U.S. government contracting, including contractor qualifications and acquisition procedures. The FAR provisions in U.S. government contracts must be complied with in order for the contract to be awarded and provides for audits and reviews of contract procurement, performance, and administration. Failure to comply with the provisions of the FAR could result in contract termination.

In addition, contracts with any government, including the U.S. government, may be terminated or suspended by the government at any time and could result in significant liability obligations for us. Remedies for termination may fall short of the financial benefit associated with full completion and operation of a contract. In addition, we may not be able to procure new contracts to offset the revenue or backlog lost as a result of any termination of government contracts. The loss of one or more large contracts could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Our ability to pursue many of our business activities is regulated by various agencies and departments of the U.S. government and, in certain circumstances, the governments of other countries. Commercial space launches require licenses from the U.S. Department of Transportation ("DoT") and the FAA AST. The Federal Communications Commission also requires licenses for radio communications during our rocket launches. Our classified programs require that we and certain of our employees maintain appropriate security clearances. We also require export licenses from the U.S. Department of State ("DoS"), the U.S. Department of Commerce ("DoC") and, occasionally, the governments of other countries with respect to transactions we have with foreign customers or foreign subcontractors.

The Company has also worked with foreign governments or entities in the pursuit of its business initiatives. Our ability to operate may be negatively impacted by a change in the relationship status between the U.S. government or government agencies and any other country where we might engage in business in the future.

Our future revenue and operating results are dependent on our ability to generate a sustainable order rate for our products and services and develop new technologies to meet the needs of our customers or potential new customers.

Our financial performance is dependent on our ability to generate a sustainable order rate for our products and services. This can be challenging and may fluctuate on an annual basis as the number of contracts awarded varies. If we are unable to win new awards or execute existing contracts as expected, our business, results of operations, and financial position could be further adversely affected.

The rocket launch services, mission services, satellite, and satellite component industries are each characterized by development of technologies to meet changing customer demand for complex and reliable products and services. Our products and services embody complex technology and may not always be compatible with current and evolving technical standards and systems developed by others. Failure or delays to meet the requisite and evolving industry or user standards could have a material adverse effect on our business, results of operations, and financial condition.

Our business critically depends upon our ability to develop, produce, test and successfully deploy our platform, which requires continued development in order to be proven to deliver our solution and stay relevant as the market demands change and mature.

The Company is still in the early stage of development of several of our core systems, including the development, testing, certifying and licensing our rocket family (referred to as "StarLaunch"), a core component of our delivery platform. We have previously experienced, and may experience in the future, delays or other complications in the design, manufacture and commercialization of our platform and services. If we fail to develop and successfully commercialize new technologies, if we fail to develop such technologies before our competitors, or if such technologies fail to perform as expected, or are inferior to those of our competitors, our business, financial condition and results of operations could be materially and adversely impacted.

We expect to derive a substantial amount of our revenues from only a core group of major customers. Our inability to attract new customers, a loss of, or default by, one or more of our customers, or a material adverse change in any such customer's business or financial condition, could materially reduce our future revenues.

Currently, while the overall market opportunity is significant and growing, there is a small group of potential customers for the Company. The failure to attract customers, or to perform for one customer could negatively influence our ability to attract business from others. Furthermore, many of our customers are involved in initiatives that could be impacted by a range of risk factors. Should one of more of our customers experience a downturn in their business or find themselves in financial difficulties, this could result in their ceasing or reducing their use of our services or becoming unable to pay for services they had contracted to buy. In addition, some of our customers' industries are undergoing significant consolidation, and our customers may be acquired by each other or other companies, including by our competitors. Such acquisitions could adversely affect our ability to sell services to such customers and to any end-users whom they may serve. Some customers have in the past defaulted, and our customers may in the future default, on their obligations to us due to bankruptcy, lack of liquidity, operational failure, or other reasons. Such defaults could adversely affect our revenues, operating margins and cash flows.

Disruptions in U.S. government operations and funding could have a material adverse effect on our revenues, earnings and cash flows, and otherwise adversely affect our financial condition.

Any disruptions in federal government operations could have a material adverse effect on our revenues, earnings, and cash flows. A prolonged failure to maintain significant U.S. government operations, particularly those pertaining to our business, could have a material adverse effect on our revenues, earnings, and cash flows. Continued uncertainty related to recent and future government shutdowns, the budget and/or the failure of the government to enact annual appropriations, such as long-term funding under a continuing resolution, could have a material adverse effect on our revenues, earnings and cash flows. Additionally, disruptions in government operations may negatively impact regulatory approvals and guidance that are important to our operations.

We may not be successful in developing new technology, and the technology we are successful in developing may not meet the needs of our customers or potential new customers.

The markets in which we operate are characterized by changing technology and evolving industry standards, and we may not be successful in identifying, developing and marketing products and services that respond to rapid technological change, evolving technical standards and systems developed by others. Our competitors may develop technology that better meets the needs of our customers. If we do not continue to develop, manufacture, and market innovative technologies or applications that meet customers' requirements, sales may suffer and our business may not continue to grow in line with historical rates or at all. If we are unable to achieve sustained growth, we may be unable to execute our business strategy, expand our business, or fund other liquidity needs, and our business prospects, financial condition and results of operations could be materially and adversely affected.

We operate in highly competitive industries and in various jurisdictions across the world which may cause us to have to reduce our prices.

We operate in an industry where many of our competitors are larger and have substantially greater resources than we have. We may also face competition in the future from emerging low-cost competitors. Competition in the suborbital and low earth orbit payload launch and related launch services business is becoming increasingly diverse, and while our current competitors offer different products and services, there can often be competition for contracts.

In addition, some of our foreign competitors currently benefit from, and others may benefit in the future from, protective measures by their home countries where governments are providing financial support, including significant investments in the development of new technologies. Government support of this nature greatly reduces the commercial risks associated with rocket launch, satellite and satellite component development activities for these competitors. This market environment may result in increased pressures on our pricing and other competitive factors.

To become and remain competitive, the Company will require capital for research and development, asset improvement and pilot training, sales and marketing efforts, capital expenditures, inventory purchases, investor relations, the repayment of outstanding loans and general corporate purposes. The Company may not have sufficient resources to maintain its operations on a competitive basis, which could materially and adversely affect the business, financial condition, results of operations or prospects of the Company.

We often rely on a single vendor or a limited number of vendors to provide certain key products or services and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

Historically, we have contracted with a single vendor or a limited number of vendors to provide certain key products or services, such as our StarLaunch rocket development, which is a core component of our development and platform solution. As part of our business philosophy, we outsource the development of certain critical components of our products and services. While we believe that this approach gives us certain advantages, we recognize that it can also create dependencies on third parties that can negatively and critically impact our business. In addition, our manufacturing operations depend on specific technologies and companies for which there may be a limited number of vendors. If these vendors are unable to meet our needs because they fail to perform adequately, are unable to match new technological requirements or problems, or are unable to dedicate engineering and other resources necessary to provide the services contracted for, our business, financial position and results of operations may be adversely affected. While alternative sources for these products, services, and technologies may exist, we may not be able to develop these alternative sources quickly and cost-effectively, which could materially impair our ability to operate our business. Furthermore, these vendors may request changes in pricing, payment terms, or other contractual obligations, which could cause us to make substantial additional investments.

We depend on several specialized suppliers for the majority of specialized supply needs. Disruptions in the supply of key raw materials or components and difficulties in the supplier qualification process, as well as increases in prices of raw materials, could adversely impact us.

We depend on several specialized suppliers for the majority of specialized supply needs. We obtain our replacement and spare parts, components, sub systems, and equipment from suppliers that we believe to be reliable and reputable. The majority of our requirements are consumables in nature, including liquid oxygen, fuel, and tires. The first two of these items are supplied by Kennedy Space Center space port services. Disruptions in the supply of key raw materials or components and difficulties in the supplier qualification process, as well as increases in prices of raw materials, could adversely impact us.

Many raw materials, major components, and product equipment items are procured or subcontracted on a single or sole-source basis. Although we believe that sources of supply for raw materials and components are generally adequate, it is difficult to predict what effects shortages or price increases may have in the future. Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers' inability to scale production and adjust delivery of long-lead time products during times of volatile demand. Our inability to fill our supply needs would jeopardize our ability to fulfill obligations under commercial and government contracts, which could, in turn, result in reduced sales and profits, contract penalties or terminations, and damage to customer relationships, and could have a material adverse effect on our operating results, financial condition, or cash flows.

Key raw materials and components used in our operations include composite materials, electronic, electro-mechanical and mechanical components, fuel systems, maintenance components, systems and subsystems that must be successfully integrated into finished products and systems. We are impacted by increases in the prices of raw materials used in production on fixed-price business. We monitor sources of supply to attempt to assure that adequate raw materials and other components and supplies needed in manufacturing processes are available. Prolonged disruptions in the supply of any of our key raw materials or components, difficulty completing qualification of new sources of supply, implementing use of replacement materials, components or new sources of supply, or a continuing increase in the prices of raw materials, energy, or components could have a material adverse effect on our operating results, financial condition, or cash flows.

Developments related to the conflict in the Middle East and the global response, could adversely affect our business, financial condition and results of operations.

The conflict in Iran has led to the disruption of global supply chains and energy markets. This has led to increased volatility in commodity prices, and could adversely affect market conditions and have an adverse affect on our business, financial condition and results of operations.

The expansion of our operations subjects us to additional risks that can adversely affect our operating results.

We contemplate further expansion of our operations as part of our growth strategy, further research and development, geographic expansion, services expansion and other potentially critical necessities. Our current and contemplated operations subject us to a variety of risks, including:

•	recruiting and retaining talented and capable management, pilots, engineers and employees;

•	competition from other companies with significant market share in those markets and with better understanding of demand;

•	difficulties in enforcing contracts, collecting accounts receivables, and longer payment cycles;

•

regulatory, political or contractual limitations on our ability to operate in certain foreign markets, including trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses;

•	compliance with anti-bribery laws, including without limitation the Foreign Corrupt Practices Act;

•	varying security laws and regulations in the United States and other countries;

•

differing regulatory and legal requirements and possible enactment of additional regulations or restrictions on the use, import or export of our products and services, which could delay or prevent the sale or use of our products and services in some jurisdictions;

•	currency translation and transaction risk, which may negatively affect our revenue, cost of net revenue, and gross margins, and could result in exchange losses;

•	heightened exposure to political instability, war and terrorism;

•	access to launch capacity at government-controlled launch sites, such as the Kennedy Space Center and the Space Force's Launch Range Delta 45 at the Cape Canaveral Space Force Station;

•	the Company's ability to expand geographically;

•	weaker protection of intellectual property rights in some countries; and

•	overlapping of different tax regimes.

Any of these risks could harm our operations and reduce our sales, adversely affecting our business, operating results, financial condition and growth prospects.

Our fleet of supersonic aircraft requires continued sourcing and inventory evolution, regular maintenance and the upgrading or replacement of aging parts, and our inability to add to and upgrade our fleet, find qualified technicians or source replacement parts may result in some of our aircraft being inoperable for extended periods of time or permanently decommissioned, the occurrence of which can materially and adversely affect our operations.

A core part of our overall platform is our use of high-performance aircraft, which were originally manufactured between 1963 and 1969, and which have been decommissioned from the military and retrofitted for use as the first stage vehicle of our platform. Given the age of our existing aircraft, we have sought to acquire additional aircraft to support our mission. While we expect to be able to add to our fleet, there is no guarantee that more aircraft can be successfully added. Today, the Company's fleet consists of seven Lockheed F-104s, with 1-seat and 2-seat configurations. These aircraft have been upgraded over the years both before and after their acquisition by the Company. However, as with any aircraft, it is critical to maintain and upgrade while also assuring that there are appropriate spare parts to service. We designate the 1-seat aircraft as core launch vehicles and 2-seat aircraft as training, testing, and support vehicles. Each aircraft goes through rigorous testing and upgrades from avionics to safety systems. We maintain over 20 spare engines as well as brakes, tires and other components. While it is not necessarily unusual for a specific aircraft to have a long lifespan, these aircraft require a significant surplus of spare parts in order to maintain air worthiness. While we have sourced what we believe is a 10-year operating backlog of supplies and parts, there is no guarantee that there will be sufficient supply of parts and supplies to continue to support the functional capabilities of our aircraft. We have designed our platform to support optimized cadence (repetitive takeoff and delivery) and built our model using our current fleet. However, during any period of time in which one or more of our aircraft are not operational, we may lose most or all of the revenue that otherwise would have been derived from such aircraft. If one or more of our aircraft experiences significant damage or deterioration such that it is no longer operational and must be permanently decommissioned, it could significantly impact our business, prospects and profitability.

We are currently seeking to acquire additional newer model aircraft ("Platform II Aircraft") to modernize our fleet and minimize risks related to our currently aging fleet. The availability of aircraft which have comparable abilities to the Lockheed F-104 aircraft which are able to be purchased by civilians is very limited, and we may be unable to secure an agreement to acquire the Platform II Aircraft on acceptable financial terms, or at all. In order to acquire the Platform II Aircraft, we may be required to raise additional capital through debt or equity financings, and there is no assurance we will be able to secure sufficient additional capital. In addition, we believe that that the Platform II Aircraft would, like the Lockheed F-104, be decommissioned military aircraft which are no longer being manufactured.9 There is no assurance that we would be able to secure a sufficient supply of parts and supplies to continue to support the functional capabilities of the Platform II Aircraft, if acquired. Our inability to acquire the Platform II Aircraft, repair or replace damaged existing aging Aircraft, or correct any other technical problem in a timely manner could result in a significant loss of revenue.

The payloads and related solutions and systems that we may contract to deliver are subject to manufacturing and launch delays, mission and strategy shifts, damage or destruction during pre-launch operations, launch failures and incorrect orbital placement, the occurrence of which can materially and adversely affect our operations.

While we are a payload delivery service provider for third parties and do not currently plan on developing our own satellites, we are dependent on such third parties for the timely delivery of their payloads and delivery requirements. Delays in the manufacturing of satellites or other payloads, launch delays, damage or destruction during pre-launch operations, launch failures or incorrect orbital placement could have a material adverse effect on our business, financial condition and results of operations. The loss of, or damage to, a payload due to a launch failure could result in significant delays in anticipated revenue as well as impact our reputation across the industry. Any launch delay, launch failure, underperformance, delay, or perceived delay could have a material adverse effect on our results of operations, business prospects and financial condition.

Our revenue, results of operations and reputation may be negatively impacted if our platform fails to operate in the expected manner.

Our platform consists of both manned and unmanned components. Launches are technologically complex procedures and may be disrupted by any number of issues including weather, facility access and scheduling, and demand priority, which may impact our ability to deliver our service in a timely manner. Sophisticated software used in our products and services may contain defects that can unexpectedly interfere with the software's intended operation, while physical elements may be impacted by a range of performance issues. Defects or other delivery delays may also occur in components and products that we purchase from third parties. Our services require the third-party development of rockets that must function under demanding and unpredictable operating conditions and in harsh and potentially destructive environments. Our products and services may not be successfully implemented, pass required acceptance criteria, or operate or give the desired output, or we may not be able to detect and fix all defects in rockets and systems we sell and/or use. Failure to do so could result in lost revenue and damage to our reputation and may adversely affect our ability to win new contract awards.

_________________________________________
9 F-104 Starfighter, Lockheed Martin (Oct. 1, 2020), Lockheed Martin.

Our business involves significant risks and uncertainties that may not be covered by insurance.

A significant portion of our business relates to designing, developing and manufacturing advanced rocket technology products and services. New technologies may be untested or unproven. Failure of some of these products and services could result in extensive property damage. Accordingly, we may incur liabilities that are unique to our products and services.

The amount of insurance coverage that we maintain may not be adequate to cover all claims or liabilities. Existing coverage may be canceled while we remain exposed to the risk and it is not possible to obtain insurance to protect against all operational risks, natural hazards and liabilities.

The price and availability of insurance fluctuate significantly. Insurance market conditions or factors outside our control at the time we are in the market for the required insurance, such as failure of our aircraft and rockets, could cause premiums to be significantly higher than current estimates and could reduce amounts of available coverage. The cost of our insurance has been increasing and may continue to increase. Higher premiums on insurance policies will reduce our operating income by the amount of such increased premiums. If the terms of insurance policies become less favorable than those currently available, there may be limits on the amount of coverage that we can obtain or we may not be able to obtain insurance at all.

While we endeavor to maximise the benefits of insurance protection such as business interruption insurance, it is not always feasible to obtain certain policies. Given the evolution of the industry, any business interruption losses could exceed the coverage available or be excluded from our insurance policies. Any disruption of our ability to operate our business could result in a material decrease in our revenues or significant additional costs to replace, repair, or insure our assets, which could have a material adverse impact on our financial condition and results of operations.

Interruption or failure of our infrastructure could hurt our ability to effectively perform our daily operations and provide and produce our products and services, which could damage our reputation and harm our operating results.

We are vulnerable to natural disasters and significant disruptions including hurricanes, tsunamis, floods, earthquakes, fires, water shortages, other extreme weather conditions, epidemics or pandemics, acts of terrorism, power shortages and blackouts, aging infrastructures and telecommunications failures. In the event of such a natural disaster or other disruption, we could experience: disruptions to our operations or the operations of suppliers, subcontractors, distributors or customers; destruction of facilities; and/or loss of life.

The availability of many of our products and services depends on the continuing operation of our information technology and communications systems. Any downtime, damage to, or failure of our systems could result in interruptions in our operations and services, which could reduce our revenue and profits. Our systems are vulnerable to damage or interruption from hurricanes, floods, fires, power loss, aging infrastructure, telecommunications failures, computer viruses, computer denial of service attacks, or other attempts to harm our systems. An infrastructure failure could result in the destruction of our Aircraft, rockets, and other components being manufactured or in inventory, manufacturing delays, or additional costs. The occurrence of any of the foregoing could result in lengthy interruptions in our operations and services and/or damage our reputation, which could have a material adverse effect on our financial condition and results of operations.

Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized disclosure of data, or theft or tampering of intellectual property, any of which could materially adversely impact our business.

Our operations, products, services and intellectual property are inherently at risk of disruption, loss, inappropriate access, or tampering by both insider threats and external bad actors. In particular, our operations face various cyber and other security threats, including attempts to gain unauthorized access to sensitive information, intellectual property and networks. In addition, insider threats, threats to the safety of our directors and employees, threats to the security of our facilities, infrastructure, and supply chain, and threats from terrorist acts or other acts of aggression could have a material adverse impact on our business.

Our customers and suppliers face similar threats. Customer or supplier proprietary, classified, or sensitive information stored on our networks is at risk. Assets, intellectual property and products in customer or supplier environments are also inherently at risk. We also have risk where we have access to customer and supplier networks and face risks of breach, disruption, or loss as well.

Our systems and processes can be attacked by third parties to obtain access to our data, systems and assets. The techniques used to gain unauthorized access are constantly evolving, and we may be unable to anticipate or prevent all unauthorized access, disruption, loss, or harm. Because of our highly desired intellectual property and our support of the U.S. government and other governments, we (and our customers and suppliers) may be a particularly attractive target for such attacks by hostile foreign governments. We cannot offer assurances that future attacks will not materially adversely affect our business.

A security event or other significant disruption of our operations, systems, assets, products, or services could:

•	disrupt the proper functioning of our networks, applications and systems and therefore our operations and/or those of certain of our customers or suppliers;

•

result in the unauthorized access to, and destruction, loss, theft, misappropriation, or release of, our, our customers', or our suppliers' proprietary, confidential, sensitive or otherwise valuable information, including trade secrets, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

•	destroy or degrade assets including space, ground and intellectual property assets;

•	manipulate or tamper with our operations, products, services or other systems delivered to our customers or suppliers;

•	compromise other sensitive government functions; and

•	damage our reputation with our customers (particularly agencies of various governments) and the public generally.

A security event that involves classified or other sensitive government information or certain controlled technical information could subject us to civil or criminal penalties and could result in loss of security clearances and other accreditations, loss of our government contracts, loss of access to classified information, loss of export privileges or debarment as a government contractor.

Our technology may violate the proprietary rights of third parties, which could have a negative impact on our operations.

If any of our technology violates proprietary rights, including copyrights and patents, third parties may assert infringement claims against us. Certain software modules and other intellectual property used by us or in rockets and systems make use of or incorporate licensed software components and other licensed technology. These components are developed by third parties over whom we have no control. Any claims brought against us may result in limitations on our ability to use the intellectual property subject to these claims. We may be required to redesign our rockets and systems or to obtain licenses from third parties to continue our offerings without substantially re-engineering such rockets or systems. Our intellectual property rights may be invalidated, circumvented, challenged, infringed or required to be licensed to others. An infringement or misappropriation could harm any competitive advantage we currently derive or may derive from our proprietary rights.

Indemnity provisions in certain agreements potentially expose us to losses.

Our agreements with certain third parties include indemnification provisions, under which we agree to indemnify them for losses suffered or incurred as a result of damages caused by us to property or persons, which, in certain instances, may include losses related to intellectual property infringement. The terms of these indemnity provisions generally survive for a certain period of time after execution of the corresponding agreement. Any dispute with a third party with respect to such obligations could have adverse effects on our relationship with that party and any potential indemnity payment could harm our business, operating results and financial condition.

We may not have adequate capital to fund our business and may need substantial additional funding to continue operations. We may not be able to raise capital when needed, if at all, which would force us to delay, reduce or eliminate our business development efforts and could cause our business to fail.

We have limited capital available to us. If our entire original capital is fully expended and additional costs cannot be funded from borrowings or capital from other sources, then our financial condition, results of operations, and business performance would be materially adversely affected. We may require additional capital for the development of our business operations. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may increase our capital needs and/or cause us to spend our cash resources faster than we expect. Accordingly, we will need to obtain additional funding in order to continue our operations. We may not be able to raise needed additional capital or financing due to market conditions or for regulatory or other reasons. We cannot assure that we will have adequate capital to conduct our business. If additional funding is not obtained, we may need to reduce, defer or cancel business development efforts, or overhead expenditures to the extent necessary. The failure to fund our operating and capital requirements could have a material adverse effect on our business, financial condition, and results of operations.

Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition.

Our results of operations are materially affected by economic and political conditions in the United States and internationally, including inflation, deflation, interest rates, availability of capital, energy and commodity prices, trade laws and the effects of governmental initiatives to manage economic conditions. Current or potential customers may delay or decrease spending on our products and services as their business and/or budgets are impacted by economic conditions. The inability of current and potential customers to pay us for our products and services may adversely affect our earnings and cash flows.

If we are unable to hire, retain or motivate qualified personnel, consultants, independent contractors, and advisors, we may not be able to grow effectively.

Our performance will be largely dependent on the talents and efforts of highly skilled individuals. The loss of one or more members of our management team or other key employees or consultants could materially harm our business, financial condition, results of operations and prospects. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization. We face competition for personnel and consultants from other companies, universities, public and private research institutions, government entities and other organizations. If we do not succeed in attracting excellent personnel or in retaining or motivating them, we may be unable to grow effectively. In addition, our future success will depend in large part on our ability to retain key consultants and advisors. We cannot assure that any skilled individuals will agree to become an employee, consultant, or independent contractor of the Company. Our inability to retain their services could negatively impact our business and our ability to execute our business strategy.

We are highly dependent on the services of Tim Franta, our new Chief Executive Officer, and if we are unable to retain Mr. Franta, our ability to compete could be harmed.

Our success depends, in part, on our ability to retain our key personnel. We are now highly dependent on the services of Tim Franta, who has been appointed to replace Rick Svetkoff as our Chief Executive Officer. Mr. Franta has served as our Vice President of Development since October 18, 2022, and continues to serve in that capacity.  Prior to that, Mr. Franta was the deputy director of Energy Florida based in Cape Canaveral from October 2018 to September 2022, and Director of Special Projects from 2012 to October 2018. Previously, Mr. Franta has worked for the Florida Legislature and was chief of staff for the Florida Space Authority. Mr. Franta's expertise and industry connections would be very difficult to replace, and if he were to discontinue his service to us due to death, disability, retirement or any other reason, we would be significantly disadvantaged. We do not currently maintain a key person life insurance policy with respect to Mr. Franta.

We have historically been highly dependent on the services of Rick Svetkoff, our former President and Chief Executive Officer, and it remains unclear whether his recent departure will adversely affect our ability to compete.

Historically, we have been highly dependent on the services of Rick Svetkoff, our former President and Chief Executive Officer.  Mr. Svetkoff resigned as the Chief Executive Officer, President, Chairman and director of the Company on February 19, 2026.  Mr. Svetkoff has historically been the source of many, if not most, of the ideas and execution driving our Company.  Although Mr. Svetkoff's resignation has not materially affected the day-to-day operations of the Company, it remains unclear at this time whether his departure will adversely affect our ability to compete in the long term.

Failure to develop our internal controls over financial reporting as we grow could have an adverse impact on us. We have identified material weaknesses in our internal controls over financial reporting as of December 31, 2025, which we may not be able to remedy in a timely manner.

As our Company matures, we will need to continue to develop and improve our current internal control systems and procedures to manage our growth. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish appropriate controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition, or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Our management has identified material weaknesses in our internal control over financial reporting during the year ended December 31, 2025, and concluded that, due to such material weakness, our disclosure controls and procedures were not effective as of December 31, 2025. To address our material weaknesses, we are in the process of planning to implement measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses. Such changes may not, however, be effective in establishing the adequacy of our internal control over financial reporting. If the material weaknesses are not adequately remediated, or if we identify further material weaknesses in our internal controls, our failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our business, financial condition, results of operations and the price of our Common Stock.

Failure to comply with United States federal and state laws relating to employment could subject us to penalties and other adverse consequences.

We are subject to various employment-related laws in the jurisdictions in which our employees are based. We face risks if we fail to comply with applicable United States federal or state wage laws and wage laws of the international jurisdictions where we currently operate or may operate in the future. Any violation of applicable wage laws or other labor- or employment-related laws could result in complaints by current or former employees, adverse media coverage, investigations and damages or penalties which could have a materially adverse effect on our reputation, business, financial condition and results of operations. In addition, responding to any such proceedings may result in a significant diversion of management's attention and resources, significant defense costs and the incurrence of other professional fees.

Changes to applicable United States tax laws and regulations or exposure to additional income tax liabilities could affect our business and future profitability.

Since all of our operations are located in the United States, we are subject to various United States federal, state and local taxes. New laws and policy relating to taxes may have an adverse effect on our business and future profitability. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us.

We may be subject to litigation and other legal proceedings that could adversely affect our business, financial condition, and results of operations, and the outcome of pending litigation is inherently uncertain.

From time to time, we may become a party to litigation, claims, regulatory inquiries, governmental investigations and other legal proceedings arising in the ordinary course of business or otherwise. Any such legal proceedings, regardless of their merit or outcome, can be time-consuming, costly, and distracting to management, and may result in materially adverse monetary damages, injunctive relief or reputational harm.

Specifically, on April 9, 2026, Richard “Rick” Svetkoff, our former CEO, President, Executive Chairman and Director, filed a complaint in the 18th Judicial Circuit in Brevard County, Florida against the Company, our current directors and CEO, and Flagship Bank as trustee for funds held in the name of our wholly-owned subsidiary, Starfighters International, Inc. See Item 3. “Legal Proceedings” for a more complete description of this litigation.

The results of legal proceedings are inherently uncertain, and adverse judgments or settlements in any such disputes may result in materially adverse monetary damages or injunctive relief against us. Even if we are ultimately successful in defending against any such claims, we may incur significant legal fees, management time and other costs that could adversely affect our financial performance. Any claims or litigation could damage our reputation and impair our ability to attract and retain customers, partners and employees. The outcome of the pending litigation cannot be predicted, and an adverse result could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, negative publicity arising from litigation can cause harm to our reputation independent of the ultimate legal outcome. Adverse media coverage or public attention surrounding any litigation matters may negatively affect investor sentiment, customer relationships and business partner confidence. There is no guarantee that any actions we take to defend our reputation will be effective or will mitigate the impact of such negative publicity.

Misconduct by our officers, directors or employees could expose us to financial losses, legal liability, reputational harm and negative publicity, any of which could have a material adverse effect on our business.

We are exposed to the risk of fraud, misconduct or other improper activities by our current or former officers, directors or employees. Such misconduct could include, without limitation, unauthorized financial transactions, misappropriation or conversion of corporate assets, breach of fiduciary duty, self-dealing, noncompliance with applicable laws and regulations, failure to disclose material information accurately, improper use of confidential or proprietary information, violations of securities laws (including insider trading), or other conduct that is inconsistent with our policies, legal obligations or ethical standards.

As described in greater detail under Item 3. “Legal Proceedings,” our ongoing internal investigation has identified alleged misconduct by our former CEO, Mr. Svetkoff, both prior to and following his resignation on February 19, 2026, including alleged unauthorized transfers of Company funds without approval of our Board of Directors or audit committee.

Although we have adopted a code of business conduct and ethics and internal control procedures, it is not always possible to identify and deter misconduct, and the precautions we take may not be effective in preventing all improper activities or protecting us from resulting financial losses or legal liability. Any actual or alleged misconduct by our current or former officers, directors or employees can generate negative publicity, damage our reputation and harm our relationships with customers, investors, business partners and other stakeholders. The costs of internal investigations, legal defense and remediation, together with any reputational harm, could have a material adverse effect on our business, financial condition and results of operations.

We are unable to predict the extent to which epidemics, pandemics, and similar outbreaks, including the global COVID-19 pandemic, may adversely impact our business operations, financial performance, results of operations and stock price.

The Company's business could be significantly adversely affected by the outbreak of epidemics, pandemics, or similar outbreaks, including any outbreak of additional strains of COVID-19. Global reactions to the spread of COVID‐19 led to, among other things, significant restrictions in many jurisdictions on travel and gatherings of individuals, quarantines, temporary business closures and a general reduction in consumer activity. Such epidemics, pandemics or similar outbreaks could materially and adversely impact the Company's business, including without limitation, employee health, workforce availability and productivity, limitations on travel, supply chain disruptions, increased insurance premiums, and increased costs and reduced efficiencies. More broadly, such an outbreak could disrupt economic activity, resulting in reduced commercial and consumer confidence and spending, volatility in the global economy, and instability in the credit and financial markets, all of which could have an adverse impact on the Company's business, results of operations and financial condition.

Risks Related to Our Common Stock

Conflicts of Interest.

The Company may be subject to various potential conflicts of interest because of the fact that some of its officers and directors may be engaged in a range of business activities. In addition, the Company's executive officers and directors may devote time to their outside business interests, so long as such activities do not materially or adversely interfere with their duties to the Company. In some cases, the Company's executive officers and directors may have fiduciary obligations associated with these business interests that interfere with their ability to devote time to the Company's business and affairs and that could adversely affect the Company's operations. These business interests could require significant time and attention of the Company's executive officers and directors.

If we issue additional Common Stock, stockholders may experience dilution in their ownership of the Company.

We have the right to raise additional capital or incur borrowings from third parties to finance our business. Our Board has the authority, without the consent of any of our Stockholders, to cause us to issue more Common Stock. Consequently, stockholders may experience more dilution in their ownership of us in the future. Our Board and majority stockholders have the power to amend our certificate of incorporation in order to effect forward and reverse stock splits, recapitalizations, and similar transactions without the consent of our other stockholders. The issuance of additional Common Stock would dilute stockholders' ownership in the Company.

We do not intend to pay dividends and there will thus be fewer ways in which you are able to make a gain on your investment.

We have never paid any cash or stock dividends and we do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of any dividends. Because we do not intend to declare dividends, any gain on your investment will need to result from an appreciation in the price of our Common Stock. There will therefore be fewer ways in which you are able to make a gain on your investment.

We may be at an increased risk of securities class action litigation.

Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. If the price of our Common Stock decreases and we were sued, it could result in substantial costs and a diversion of management's attention and resources, which could harm our business.

Our former President and Chief Executive Officer, Rick Svetkoff, exercises significant control over the Company.

Our former President and Chief Executive Officer, Mr. Svetkoff, controls approximately 32.1% of the Common Stock. The concentrated voting control held by Mr. Svetkoff will limit the ability of the Company's stockholders to influence corporate matters for the foreseeable future, including the election of directors as well as with respect to decisions regarding amendments of our share capital, creating and issuing additional classes of shares, making significant acquisitions, selling significant assets or parts of our business, merging with other companies and undertaking other significant transactions. As a result, Mr. Svetkoff will have the ability to influence many matters affecting the Company and actions may be taken that the Company's stockholders may not view as beneficial. The market price of our Common Stock could be adversely affected due to the significant influence and voting power of Mr. Svetkoff. Additionally, the significant influence and voting interest of Mr. Svetkoff may discourage transactions involving a change of control, including transactions in which an investor, as a stockholder of the Company, might otherwise receive a premium for those shares over the then-current market price, or discourage competing proposals if a going private transaction is proposed by Mr. Svetkoff.

Our Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which would limit such stockholders ability to choose the judicial forum for disputes with us or our directors, officers or other employees.

Our Certificate of Incorporation provides that unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim for breach of a fiduciary duty owed by any director, officer, employee or agent of the Company to the Company or the Company's stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, the Certificate of Incorporation or the bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine, in each case subject to said Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. However, the exclusive forum provision would not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have received notice of and consented to the foregoing provisions. Although we believe this choice of forum provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against us and our directors and officers. The enforceability of similar choice of forum provisions in other companies' certificates of incorporation or similar governing documents has been challenged in legal proceedings and it is possible that in connection with any action a court could find the choice of forum provisions contained in our Certificate of Incorporation to be inapplicable or unenforceable in such action. If a court were to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Globally, organizations are encountering cybersecurity incidents with growing frequency, and the nature of these threats is becoming more sophisticated and constantly changing. We recognize the importance of developing, implementing and maintaining strong cybersecurity policies and processes to protect our information systems and the confidentiality, integrity, and accessibility and availability of our data.

Risk Management and Strategy

Managing Material Risks & Integrated Overall Risk Management

We have developed and maintained policies, procedures, and controls to mitigate material risks from cybersecurity threats, and assess and disclose information to investors concerning material cybersecurity incidents . Further, we have strategically integrated cybersecurity risk management into our broader risk management framework to promote awareness and attention to cybersecurity risk management Company wide. These risks are evaluated on an ongoing basis as part of our overall risk management strategy that is generally overseen by our Audit Committee. Management evaluates the effectiveness of the data and information systems, which is to protect the data and information systems from security threats. The evaluation stratifies information technology systems based on the risk and severity of potential security breaches related to the data handled and assesses the effectiveness of the systems in safeguarding against cyber threats. The evaluation includes attributes such as physical security, network security, host security, application security and data security.

Our CFO reports directly to the Audit Committee to review the Company's information security and cybersecurity risks. Despite these efforts, no system is impenetrable, and we cannot provide assurances that we will prevent every attack or timely detect every incident.

Engagement of Third-Parties on Cyber- Risk Management

All contractors with the U.S. Department of Defense (the "DoD") are required to comply with the Cybersecurity Maturity Model Certification ("CMMC") assessment framework, which is intended to mitigate the risk of cyberattack threats, and to protect sensitive information and data associated with defense contracts. Enhanced CMMC rules, known as CMMC 2.0, took effect on November 10, 2025; CMMC 2.0 Level 2 applies to contractors who handle Controlled Unclassified Information ("CUI").

The Company is now required establish and formalize a compliant cybersecurity governance framework aligned to CMMC Level 2 requirements. The DoD is shifting to mandatory certification, automated monitoring expectations, zero trust architecture principles, and stricter tiered compliance for defense suppliers handling CUI. Without a documented and implemented Level 2 policy framework, the Company risks ineligibility for contract awards, delays in contract renewals, and potential reputational and financial exposure. In order to facilitate compliance with these new requirements, the Company has engaged Creative Network Innovations, Inc., of Melbourne, Florida, to produce, audit and consult the Company's CMMC Level 2 assessment framework.

Overseeing Risks Stemming from Third-Party Service Providers

We maintain comprehensive internal protocols to mitigate cybersecurity threats associated with our use of third party service providers. We are currently enhancing these protocols to further strengthen our defenses and reduce potential vulnerabilities.

Risks from Cybersecurity Threats

We do not currently identify any major cybersecurity threats that have materially affected or are reasonably likely to materially affect us (including our business strategy, results of operations, or financial condition).

Governance

Board of Directors Oversight

Our Board of Directors recognizes the importance of information security and mitigating cybersecurity and other data security threats and risks as part of our efforts to protect and maintain the confidentiality and security of our customers, employee and vendor information, as well as non-public information about our Company. Although our Board of Directors has ultimate responsibility with respect to risk management oversight, the Audit Committee of our Board of Directors is charged with and bears primary responsibility for, among other matters, overseeing risks specific to the identification and mitigation of cybersecurity risks.

Management's Role Managing Risk

The CFO and CEO play a pivotal role in informing the Audit Committee on cybersecurity risks. Management will immediately notify the Audit Committee and Board of Directors of any cybersecurity incident that is determined to be material. Management delivers updates to the Audit Committee annually, or more frequently as needed, in response to specific incidents or emerging threats. These briefings encompass a broad range of topics, including:

•	Current cybersecurity landscape and emerging threats;
•	Status of ongoing cybersecurity initiatives and strategies;
•	Incident reports and learnings from any cybersecurity events; and
•	Compliance with regulatory requirements and industry standards.

As we progress in the assessment and enhancement of our cybersecurity program, we plan to consider the following areas for enhancement and incorporation into the cybersecurity risk management and governance program in the future:

•	Oversight of Third-Party cybersecurity risk;
•	Engaging/ outsourcing risk management personnel;
•	Monitoring system/ procedures for cybersecurity incidents; and
•	Reporting to Board of Directors regarding cybersecurity risks and incidents.

Risk Management Personnel

Our Chief Executive Officer and Chief Financial Officer oversee the details of our information security risk management approach and may appoint team leads from various departments from time to time to assist with certain aspects of our cybersecurity risk mitigation strategy.

All of our employees, consultants and contractors are encouraged to exercise professional judgment in using computing devices and network resources connected to the information technology network and infrastructure, and are strictly prohibited from certain acts enumerated in our cybersecurity policy including, among other things, access for non-business purposes, disabling our security features and requirement, exporting information or technologies without consent and password sharing. Violations or breaches of our cybersecurity policy or the associated schedules, standards and guidelines may result in suspension and/or discipline up to and including termination, in addition to administrative sanctions or legal actions.

ITEM 2. PROPERTIES

Real Property

The Company does not currently own, rent or lease any property other than its hangars located at the KSC, at Reusable Launch Vehicle Hangar, Hangar Rd, Cape Canaveral, FL, 32920, and at Midland International Air & Space Port (the "MIASP") at The George H.W. and Barbara Bush Commemorative Center 9600 Wright Dr., Midland, TX, 79706. The Company may enter into other lease agreements for office space in the future; however, no assurance can be provided that this will occur. The Company currently has no plans to acquire any real property.

Lease Agreements with Space Florida

The Company, through Starfighters International, leases its premises located at the KSC at Reusable Launch Vehicle Hangar, Hangar Rd, Cape Canaveral, FL, 32920 pursuant to the terms and conditions of a Site Occupant Lease Agreement No: C20756 between Space Florida and Starfighters International dated June 1, 2022, as amended on June 1, 2023 (the "Lease Agreement"). The term of the Lease Agreement began on June 1, 2022, and continues until May 31, 2024. Pursuant to the Lease Agreement, the Company leases (i) 10,000 square feet of the Reusable Launch Vehicle Facility, (ii) 2,000 square feet of the Convoy Vehicle Enclosure, and (iii) 2,500 square feet of area beside the Aircraft Ground Equipment Shed (collectively, the "Premises"). The Company is required to pay a monthly fee of $13,958.33 to lease the Premises. Additionally, the Company is required to pay a RLV Common Area Maintenance fee of $4,166.67 per month and various other fees (including license fees) and costs in relation to the Company's lease of the Premises. On June 1, 2024, the Lease Agreement was extended to May 31, 2025, and Starfighters International will be subject to a $100 fee per day if any property remains outside the Premises for more than 24 hours.

Effective June 1, 2025, Starfighters International and Space Florida have agreed to an amendment to the Lease Agreement, which provides for (i) extending the term of the Lease Agreement to May 31, 2026, (ii) increasing the square feet of the Reusable Launch Vehicle Facility available to Starfighters International to 11,069 sq. ft. instead of 10,000 sq. ft., (iii) Starfighters International shall be charged a fee of $500 per day if it utilizes any additional area outside the Premises without prior written consent of the landlord, (iv) priority use and scheduling for major NASA and U.S. Department of Defense operations, which will require Starfighters International to clear all assets and equipment from the requested portion of the Premises within 48 hours, (v) a total monthly rental fee (inclusive of rent and common area maintenance) of $15,294.58, and (vi) if Starfighters International elects to renew the lease, the rent for the renewal term shall be adjusted 3% upward beginning on the one-year anniversary of the effective date, and on the same date on an annual basis thereafter.

Effective October 1, 2025, Starfighters International and Space Florida have agreed to an amendment to the Lease Agreement, which provides for (i) extending the term of the Lease Agreement to May 31, 2031, (ii) reducing the square feet of the Reusable Launch Vehicle Facility available to Starfighters International to 10,735 sq. ft. instead of 11,069 sq. ft., (iii) Starfighters International shall be charged a fee of $500 per day if it utilizes any additional area outside the Premises without prior written consent of the landlord, (iv) priority use and scheduling for major NASA, U.S. Department of Defense and Commercial Space Flight Hardware User operations, (v) a total monthly rental fee (inclusive of rent and common area maintenance) of $15,012.31, and (vi) the rent for the renewal term shall be adjusted 3% upward beginning on the one-year anniversary of the effective date, and on the same date on an annual basis thereafter.

In addition, effective February 4, 2025, the Company, through Starfighters International, and Space Florida entered into a sublease agreement (the "Office Lease") for 115 square feet of office space at the KSC (the "Office Premises') for a one-year term. Space Florida is the lessee of the Office Premises pursuant to the Real Property Use Permit Agreement between Space Florida and NASA dated February 8, 2001. Pursuant to the Office Lease, the Company is required to pay a monthly rent of $345.00 plus applicable taxes. On February 4, 2026, Starfighters International and Space Florida agreed to enter into a new sublease for the Office Premises for an additional one-year term with a revised monthly rent of $369.51.

Lease Agreement with the City of Midland

On June 1, 2025, the Company's subsidiary, Starfighters Texas, entered into a commercial hangar lease agreement with the City of Midland for the lease of hangar facilities at Midland International Air & Space Port in relation to its commitments in the Economic Development Agreement. The lease is for $18,535 per month with a term of one year, which may be extended upon mutual written consent for up to four additional years.

Economic Development Agreement with Midland Development Corporation

On October 7, 2024, the Company, through its subsidiary Starfighters Texas, entered into a 10-year economic development agreement (the "Economic Development Agreement") with the Midland Development Corporation ("MDC") for the expansion of its operations to the MIASP), with effect from September 24, 2024. The Company expects the funding for the expansion of Starfighters Spaceport II to Midland Texas to be funded primarily by the Texas State Government. There is no formal agreement for such funding at this time, and if such funding is not secured, the Company may not pursue this expansion plan.

The Company will use the site for supersonic flight testing, training, research, and development, including suborbital launches and high-speed aircraft operations.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, we may from time to time become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially affect our results of operations, financial condition or cash flows. In addition, regardless of the outcome, litigation could have an adverse impact on us as a result of legal fees, the diversion of management's time and attention and other factors.

On April 9, 2026, Richard “Rick” Svetkoff filed a complaint in the 18th Judicial Circuit in and for Brevard County, Florida (Case No. 26TC-245660994), against the Company, Timothy Franta (the Company’s current CEO and a board member), board members Sean Bromley, Brian Goldmeier and Geoffrey “Hak” Hickman, and Flagship Bank as trustee for funds held in the name of the Company’s wholly-owned subsidiary, Starfighters International, Inc. (“SFII”).  Mr. Svetkoff previously served as the Company’s CEO, President and Executive Chairman, and as a Director, until his voluntary resignation from these positions on February 19, 2026.  Following his resignation, the Company removed Mr. Svetkoff as an officer and director of SFII, a corporation formed under the laws of the State of Florida, and Starfighters International, Inc., a corporation formed under the laws of Texas, on March 9, 2026, and caused Articles of Amendment to be filed for SFII with the Florida Secretary of State office on March 27, 2026. In addition, the Company removed Mr. Svetkoff as an officer and director of Starfighters, Inc. (“SI”), a corporation formed under the laws of the State of Florida, on April 2, 2026, and caused Articles of Amendment to be filed for SI with the Florida Secretary of State office on April 3, 2026.

Mr. Svetkoff’s complaint asserts three counts: (i) a claim for breach of fiduciary duty against the director defendants alleging, among other things, self-dealing, mismanagement of assets, and failure to act in good faith and seeking damages alleged to exceed $26,000,000, as well as equitable relief, including removal of certain directors; (ii) a claim under the Florida Deceptive and Unfair Trade Practices Act, alleging that the Company and Mr. Franta improperly used certain corporate entities and related assets to divert business and to trade on plaintiff’s goodwill, and injunctive relief, damages, to be determined at trial, attorneys’ fees and transfer of the domain name starfighters.net; and (iii) a claim for injunctive relief relating to alleged changes to corporate records and control over certain assets, including funds held at Flagship Bank.

The Company denies all of the allegations of the complaint and intends to vigorously defend itself. The Company’s internal investigation identified alleged misconduct by Mr. Svetkoff both prior to and following his resignation on February 19, 2026. Mr. Svetkoff opened an offshore bank account in the Company’s name at Hamilton Reserve Bank of St. Kitts and Nevis and transferred approximately $1.0 million of SFII’s funds into that account without authorization, though the funds were subsequently returned and such account was closed. In February 2026, the Company also identified several issues related to banking transactions in SFII’s accounts at Flagship Bank, including, but not limited to, unauthorized withdrawals and transfers of funds in the aggregate amount of $1,895,869 to Mr. Svetkoff and RLB Aviation, Inc., a corporation owned by Mr. Svetkoff’s wife, Brenda Svetkoff, without approval of the Company’s Board of Directors or audit committee.

Based on the foregoing, the Company is preparing to file a response and is evaluating potential counterclaims against Mr. Svetkoff and related parties, which may include claims for conversion, misappropriation of corporate assets, and breach of fiduciary duty. The Company is also evaluating whether to refer certain matters to governmental authorities. The Company reserves all rights and defenses in connection with this matter, cannot predict the outcome of this matter, and an adverse result could have a material adverse effect on the Company business, financial condition, or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock began trading on the NYSE American LLC ("NYSE American") on December 18, 2025, under the symbol "FJET". Trading volume in our shares may be sporadic and the price could experience volatility. The following table sets forth the high and low bid prices relating to our common stock for the periods indicated as quoted by the NYSE American. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2025	$31.50	$5.99

On April 13, 2026, the last reported sale price of our common stock on the NYSE American was $4.74 per share.

Transfer Agent for Common Shares

The Registrar and Transfer Agent for our shares of common stock is Equity Stock Transfer, LLC, located at 237 W 37th St Suite 602, New York, New York, U.S.A., 10018.

Holders of Common Shares

As of April 13, 2026, there were approximately 1,910 holders of record of our Common Stock as reported by our transfer agent, Equity Stock Transfer, LLC, which does not include shareholders whose shares are held in street or nominee names.

Dividends

We have never declared or paid cash dividends on our shares of Common Stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the near future. We may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant.

Equity Compensation Plan Information

See Item 12 of Part III of this Annual Report on Form 10-K for information about our equity compensation plans, which is incorporated by reference herein.

Recent Sales of Unregistered Securities

Year Ended December 31, 2025

All sales of unregistered securities during the fiscal year ended December 31, 2025, have been previously reported.

Subsequent to the Year Ended December 31, 2025

On January 5, 2026, we issued an aggregate of 29,341 shares of Common Stock (the "Warrant Shares") pursuant to the cashless exercise of 30,000 warrants outstanding, at an exercise price of $0.33 per share. The cashless exercise resulted in us effectively withholding and cancelling 659 Warrant Shares, with an aggregate value of $10,119.27, based on the five trading day volume weighted average price of $15.3555 per Warrant Share, to cover the aggregate exercise price of the warrants. We relied upon the exemption from the registration requirements of the Securities Act provided by Section 3(a)(9) of the Securities Act with respect to the issuance of the Warrant Shares.

On January 8, 2026, we issued 24,285 Common Shares pursuant to the cashless exercise of 25,000 warrants outstanding, at an exercise price of $0.33 per share. The cashless exercise resulted in us effectively withholding and cancelling 715 Warrant Shares, with an aggregate value of $10,346.12, based on the five trading day volume weighted average price of $14.4701 per Warrant Share, to cover the aggregate exercise price of the warrants. We relied upon the exemption from the registration requirements of the Securities Act provided by Section 3(a)(9) of the Securities Act with respect to the issuance of the Warrant Shares.

Use of Proceeds

On August 16, 2024, the Company filed an offering statement on Form 1-A (as amended and supplemented, the "Offering Statement", File No. 024-12488) with the Securities & Exchange Commission (the "SEC") for the sale of up to 9,749,303 shares of Common Stock at $3.59 per share (the "Reg A Offering").  The Offering Statement was originally declared qualified by the SEC on September 6, 2024.  On December 2, 2025, the Company filed a final post-qualification amendment to the Offering Statement (the "Post-Qualification Amendment") with the SEC in order to maintain the qualification of the Reg A Offering beyond twelve months from the original qualification date and to increase the number of shares to be sold from 9,749,303 shares to 11,142,061 shares. The Offering Statement, as amended, was declared qualified by the SEC on December 10, 2025.

A total of 4,996,697 shares had been sold pursuant to the Reg A Offering prior to the filing of the Post-Qualification Amendment, for gross proceeds of approximately $17,938,142, leaving a balance of 6,145,364 shares available for sale pursuant to the Offering for additional gross proceeds of approximately $22,061,857. On December 17, 2025, the Company closed the final round of its Reg A Offering and issued all of the 6,145,364 shares that then remained available for sale.

Digital Offering, LLC ("Digital Offering") acted as lead selling agent in the Reg A Offering to offer the shares of our Common Stock on a "best efforts" basis. The Company has paid to Digital Offering a cash commission of 1.0% on sales of 4,996,697 shares of its Common Stock and 7.5% on sales of the balance of 6,145,364 shares of its Common Stock that remained available in the Reg A Offering as at December 10, 2026.  The Company has also issued an aggregate of 111,420 common stock purchase warrants to Digital Offering.  These warrants vested immediately, have an expiration date of September 6, 2029, and an exercise price of $3.59.

The following table sets forth the use of proceeds of the Reg A Offering.

	Maximum Offering	Allocation of Proceeds from Shares Sold as of December 10, 2025	Allocation of Proceeds of Shares Sold in Final Round	Allocated as of December 31, 2025	Funds to still be applied
Offering Proceeds
Gross Proceeds	$40,000,000	$17,938,142	$22,061,857
Offering Expenses(1)	$1,490,000	$1,221,103	$268,897
Investor Fee(2)	$500,000	$177,365	$322,635
Selling Commissions(3)	$1,834,020	$179,381	$1,654,639

Plus Working Capital Reserve from Shares Sold to December 10, 2025			$3,543,965
Total Proceeds Available for Use	$36,175,980	$16,360,293	$23,359,651	$23,359,651	$19,905,421

Estimated Expenses
Research & Development	$4,000,000	$641,992	$3,358,008	$266,627	$3,091,381
Asset Improvement & Training	$2,000,000	$1,500,000	$500,000	$-	$500,000
Sales & Marketing	$500,000	$261,341	$238,659	$114,802	$123,857
Capital Expenditures	$12,000,000	$5,000,000	$7,000,000	$-	$7,000,000
Inventory(4)	$1,750,000	$-	$1,750,000	$-	$1,750,000
Investor Relations	$4,500,000	$735,121	$3,764,879	$1,184,750	$2,580,129
Loan Repayment	$770,000	$-	$770,000	$-	$770,000
General & Administrative	$6,100,000	$3,716,518	$2,383,482	$1,860,050	$523,432
Executive Compensation	1,630,000	956,356	673,644	28,000	645,644
Listing Fees	$75,000	$5,000	$70,000	-	70,000
Total Expenditures	$33,325,000	$12,816,328	$20,508,672	3,454,230	17,054,442

Working Capital Reserves(5)	$2,850,980	$3,543,965	$2,850,979	19,905,421	2,850,979

Notes:

(1) Includes legal, accounting, EDGARization, payment processing fees, and other expenses of the Offering, but excludes investor fees paid to Equifund and sales commissions paid to the Digital Offering.

(2) Calculated at $50 per investor.  Assumes 10,000 investors at Maximum Offering; a total of 4,996,697 shares of Common Stock had been sold to December 10, 2025 to a total of 2,697 investors.

(3) We paid Digital Offering a cash commission of 1.0% on the sale of Common Stock in the Reg A Offering to December 10, 2025.  Digital Offering was paid commissions paid by the Company of 7.5% of the Offering proceeds of the remaining shares of Common Stock in the Reg A Offering from December 10, 2025. Digital Offering agreed to remit $140,000 of this cash commission to the Company as a rebate to be applied towards the Company's platform and marketing fees.

(4) Consists primarily of StarLaunch I rockets and related equipment to be acquired in connection with completing the FAA licensing process and to provide satellite launch services following the acquisition of an FAA launch license.

(5) Working capital reserves represent the excess funds above the Company's capital needs. Management may deploy working capital reserves as it determines is in the best interests of the Company, including but not limited to, the purchase of additional inventory, capital expenditures and expansion plans, sales and marketing, and hiring additional team members.

The expected use of the net proceeds from the Reg A Offering represents the Company's intentions based upon its current plans, financial condition and business conditions. The Company may find it necessary or advisable to use portions of the proceeds for other purposes. As a result, the Company's management will retain broad discretion over the allocation of the net proceeds from the Reg A Offering.

Issuer Repurchases of Equity Securities

We did not repurchase any of our outstanding securities during the fiscal year ended December 31, 2025.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis of the Company's financial condition and results of operations contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Annual Report on Form 10-K filing for the fiscal year ended December 31, 2025, including the consolidated financial statements and related notes contained herein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to "Cautionary Note Regarding Forward-looking Statements" and Item 1A. Risk Factors.

Company Overview

The Company was founded and incorporated under the laws of the State of Delaware on September 6, 2022. On December 17, 2025, the Company successfully closed their initial public offering and on December 18, 2025, our common shares were listed for trading on the NYSE American under the trading symbol "FJET". Our goal is to make space accessible to entrepreneurs, researchers, industry participants, and the government at a high cadence and the right cost.

Our principal operating facility, head office and mailing address is located at 505 Odyssey Way, Suite 203, Kennedy Space Center, Florida, 32953 and our phone number is 321-261-0900. Our registered and records office is located at 850 New Burton Road, Suite 201, Dover, Delaware 19904. Our website address is https://starfightersspace.com/.

We operate the world's only commercial fleet of flight-ready F-104 supersonic aircraft. Recent increases in government expenditures and commercial investment are driving growth in the space economy. This increase has created a demand for services such as the NASA owned F-104s used to provide. To our knowledge, there is currently no other commercially available aircraft to the public with the capabilities of the Lockheed F-104 in terms of speed and climbing performance. We plan to fulfill these needs through a fleet of seven (7) F-104 aircraft. Based at NASA's Kennedy Space Center, the aircraft provide the following four groups of services:

  Launch Services and Access to Space;
  Research and Development (R&D) and Test and Evaluation (T&E) Test Bed;

  Defense, Civil, Academic and Commercial Services; and
  Pilot and Astronaut Training.

Recent Developments

Commencement of trading on the NYSE American

On December 17, 2025, we completed our initial public offering through the closing of the final round of our offering under Regulation A of Section 3(b) of the Securities Act for Tier 2 offerings, pursuant to which we sold 6,145,364 shares of common stock at a price of $3.59 per share, for gross proceeds of $22,061,857. Our shares commenced trading on the NYSE American under the trading symbol "FJET" on December 18, 2025.

On December 18, 2025, we also issued 3,834,857 shares of common stock at a conversion price of $2.154, being a 40% discount of the initial public offering price, pursuant to the automatic conversion of our outstanding convertible debentures, and 404,312 shares in satisfaction of a note payable by SFI to Space Florida. The fair value of these shares was $13,767,137.

Successful completion of wind tunnel testing for STARLAUNCH 1

On January 21, 2026, we announced the successful completion of wind tunnel testing of STARLAUNCH 1, a key technical milestone in our air-launched rocket development efforts.

The completed test campaign evaluated separation of the STARLAUNCH 1 vehicle from the Starfighters' aircraft platform across both subsonic and supersonic conditions. Using a combination of computational fluid dynamics (CFD) analysis and experimental wind tunnel testing, we assessed separation behavior at Mach 0.85 and Mach 1.3. Across all test conditions, clean separation was demonstrated with no adverse aerodynamic interactions observed.

The wind tunnel campaign consisted of ten successful runs, conducted at both subsonic and supersonic speeds. Experimental results showed strong agreement between CFD predictions and measured forces and moments, confirming the accuracy of Starfighters' aerodynamic models and separation simulations.

Testing was conducted at the FAMU/FSU Joint College of Engineering Polysonic Wind Tunnel. The correlation between simulation and experimental data represents an important risk-reduction step as the program transitions from analytical validation toward physical test articles.

Based on the completed testing, we have initiated the next procedural step in the program by moving forward with the procurement of instrumented drop test articles. These articles are intended to support further evaluation of separation dynamics under flight conditions and will incorporate onboard sensors and telemetry systems.

STARLAUNCH 1 is being developed as a sub-orbital vehicle designed to support short-duration microgravity missions and serves as a pathfinder for future air-launched concepts. In parallel, the validated separation work also supports our broader aerospace testing services, including programs where clean separation is required for advanced and hypersonic vehicle testing.

Current Status of Aerovision Aircraft Acquisition Agreement

Our wholly owned subsidiary, Starfighters International, is party to an aircraft acquisition agreement dated October 31, 2024, and amended on January 28, 2025 (as amended, the "Aircraft Agreement"), with Aerovision LLC, a Florida limited liability company ("Aerovision"), pursuant to which Starfighters International agreed to purchase from Aerovision various used aircraft and associated spare equipment in phases. The subject aircraft for acquisition pursuant to the Aircraft Agreement originally included twelve F-4 Phantom II aircraft that had been decommissioned by the Republic of Korea Air Force.

The Aircraft Agreement required an initial deposit advance in the amount of $5,000,000, payable in two instalments of $2,500,000.00 each, with the first payment to be made on or before January 31, 2025 and the second payment to be made within 10 days of Aerovision executing a binding agreement to acquire a minimum of eight F-4 Phantom II aircraft from one or more alternative suppliers when it became uncertain whether the F-4 Phantom II aircraft originally identified for acquisition by Starfighters International were, in fact, available.

Starfighters International paid the two instalments of the initial deposit advance to Aerovision, totaling $5,000,000, on January 24, 2025, and March 3, 2025. However, Aerovision has not provided any information as to the availability of any of the F-4 Phantom II aircraft contemplated to be purchased by Starfighters International, and all recent attempts by our Company to contact Aerovision have been unsuccessful. We, acting through Starfighters International, are reviewing what remedies might be available under the Aircraft Agreement.

Resignations of Rick Svetkoff and Brenda Svetkoff

On February 19, 2026, our Board of Directors received by email a resignation letter pursuant to which Rick Svetkoff resigned as the Chief Executive Officer, President, Chairman and director of the Company. In his resignation letter, Mr. Svetkoff indicated that his disagreement with the Board and the Company related to the operations, policies and practices of the Company acting through the Board led to his decision to resign from all officer positions and as a director of the Company. Although Mr. Svetkoff's resignation has not materially affected our day-to-day operations, it remains unclear at this time whether his departure will adversely affect our ability to compete in the long term.

Also, on February 19, 2026, the Board received by email a resignation letter from Brenda Svetkoff, the spouse of Mr. Svetkoff, pursuant to which Mrs. Svetkoff resigned as the Secretary of the Company.  In her resignation letter, Mrs. Svetkoff indicates that her disagreement with the Board and the Company related to the operations, policies and practices of the Company acting through the Board led to her decision to resign from acting as the Secretary of the Company.

Copies of the resignation letters received from Mr. and Mrs. Svetkoff were included as Exhibits 17.1 and 17.2, respectively, to the Company's current report on Form 8-K, as filed with the SEC on February 25, 2026.

The Company respectfully disagrees with the substance of and the assertions and characterizations that are contained in the resignation letters of Mr. Svetkoff and Mrs. Svetkoff.

Appointment of Tim Franta as Chief Executive Officer

On February 22, 2026, following the resignation of Mr. Svetkoff as the Chief Executive Officer, President and Chairman, the Board of Directors at a meeting appointed Tim Franta, then a current director and the VP Development, as the Chief Executive Officer of the Company.  In addition to assuming his new duties as Chief Executive Officer, Mr. Franta continues to serve the Company as a director and VP Development.

Results of Operations - Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

	2025	2024

Operating expenses
Advertising and promotion	$1,436,875	$183,790
Bank and interest charges	17,574	5,607
Business development	1,841,982	360,000
Consulting fees	4,263,195	998,364
Contract labor and fuel	1,387,747	403,800
Depreciation	36,408	15,319
Directors' fees	168,000	164,000
Franchise tax	84,892	-
Insurance	197,107	87,372
Licenses	475	620
Listing fees	37,202	292,293
Management fees	707,507	232,000
Office and administrative	286,033	166,196
Professional fees	2,521,680	786,338
Relocation costs	51,723	-
Rent expense	542,879	294,611
Repairs and maintenance	36,909	44,504
Research and development	1,027,203	-
Travel and entertainment	609,376	231,207
Vehicle	79,165	35,062
Total operating expenses	(15,333,932)	(4,301,083)

Other income (expense)
Amortization of debt discount	(500,937)	(1,777,505)
Change in fair value of derivative liability	(970,866)	(1,642,697)
Other income	516,640	234,900
Grant income	163,723	-
Interest expense	(555,985)	(486,669)
Interest income	153,020	66,323
Write-off of other receivable	(1,064)	-
Exchange loss	(14,215)	(2,046)
Total other income (expense)	(1,209,684)	(3,607,694)

Net loss	$(16,543,616)	$(7,908,777)

During the year ended December 31, 2025, we incurred a net loss of $16,543,616 compared to net loss of $7,908,777 for the year ended December 31, 2024. An analysis of the increase in net loss of $8,634,839 including the major components our results for the periods, is below.

Advertising and promotion

During the year ended December 31, 2025, we incurred advertising and promotion expenses of $1,436,875 compared to $183,790 for the year ended December 31, 2024, an increase of $1,253,085 year over year. During the year ended December 31, 2025 the Company embarked on a public relations campaign to raise awareness about its brand and business in light of the Company's efforts to complete its final closing of its Regulation A financing in connection with its plan to list on the NYSE American, whereas the Company incurred lower ongoing public relations expenses during the year ended December 31, 2024. Furthermore, in 2025, advertising and promotion expenses also include $18,321 in stock-based compensation related to RSUs issued to a marketing consultant.

Business development

During the year ended December 31, 2025, we incurred business development expenses of $1,841,982 compared to $360,000 for the year ended December 31, 2024, an increase of $1,481,982 year over year. Such expenses are incurred for corporate advisory and investor outreach activities associated with the Company's financing and listing efforts, with higher amount of time spent by the Company's advisors on these activities during efforts to complete its final closing of its Regulation A financing in connection with its plan to list on the NYSE American. Furthermore, in 2025, business development expenses also include $256,496 in stock-based compensation related to RSUs issued to a business development advisor of the Company.

Consulting fees

During the year ended December 31, 2025, we incurred consulting fees of $4,263,195 compared to $998,364 for the year ended December 31, 2024, an increase of $3,264,831 year over year. In 2025, consulting fees include $3,051,279 in stock-based compensation related to options and RSUs issued. The year-over-year increase relates to additional corporate advisory and consulting expenses incurred to facilitate the Company’s efforts to go public.

Contract labor and fuel

During the year ended December 31, 2025, we incurred contract labor and fuel expenses of $1,387,747 compared to $403,800 for the year ended December 31, 2024, an increase of $983,947 year-over-year. The increase is due to a higher level of flight activities undertaken in the current year. Furthermore, in 2025, contract labor costs also include $735,209 in stock-based compensation related to options issued to members of the operations team based at Kennedy Space Center.

Directors' fees

During the year ended December 31, 2025, we incurred directors' fees of $168,000 compared to $164,000 for the year ended December 31, 2024, an increase of $4,000 year over year, which is relatively consistent year over year.

Insurance

During the year ended December 31, 2025, we incurred insurance expense of $197,107 compared to $87,372 for the year ended December 31, 2024, an increase of $109,735. Insurance expenses of the Company included coverages for its operations of F-104 aircrafts, as well as directors' and officers' ("D&O") coverages. The increase is mainly due to increased D&O coverages connected to the Company's listing on the NYSE American.

Management fees

Management fees for the year ended December 31, 2025 was $707,507 compared to $232,000 for the year ended December 31, 2024, with an increase of $475,507. In 2025, the Company paid cash management fees of $310,097 to the Company’s former CEO for overseeing the day to day operations, and issued options to the Company’s former CEO, accounting for $397,410 in stock-based compensation reported as part of management fees.

Office and administrative

During the year ended December 31, 2025, we incurred office and administrative expenses of $286,033 compared to $166,196 for the year ended December 31, 2024, an increase of $119,837 year over year. The increase in administrative expenses is correlated to the additional administrative work required to facilitate the Company's efforts to go public and financings undertaken in 2025, as well as certain administrative expenditures incurred by the Company to service providers such as Space Florida in relation to its flight activities.

Listing fees

During the year ended December 31, 2025, we incurred listing fees of $37,202 compared to $292,293 for the year ended December 31, 2024, a decrease of $255,091 year over year. The year over year decrease relates to certain fees incurred in the prior year to facilitate the Company's efforts to go public.

Professional fees

During the year ended December 31, 2025, we incurred professional fees of $2,521,680 compared to $786,338 for the year ended December 31, 2024, an increase of $1,735,342 year over year. In 2025, professional fees included $1,610,845 in stock-based compensation related to options and RSUs issued for services from a number of individuals, including the Company’s CFO. The year over year increase relates to additional legal, audit, and accounting fees incurred to facilitate the Company’s efforts to go public and financings undertaken in 2025, as well as to fulfill the Company’s increased reporting obligations as a result of becoming a public company in 2025.

Relocation costs

During the year ended December 31, 2025, we incurred relocation costs of $51,723 compared to $0 for the year ended December 31, 2024, an increase of $51,723 period-over-period. We incurred costs in relation to relocation of assets and operations to Midland, Texas, in accordance with the Economic Development Agreement with the MDC. Reimbursements we received from MDC on these costs are recognized as grant income.

Rent expense

During the year ended December 31, 2025, we incurred rent expense of $542,879 compared to $294,611 for the year ended December 31, 2024, an increase of $248,268 year over year. The Company entered into a new short-term lease for office spaces commencing December 2024, and a new temporary hangar lease in Texas commencing June 2025, which increased the rent expense incurred during 2025.

Repairs and maintenance

During the year ended December 31, 2025, we incurred repair and maintenance expenses of $36,909 compared to $44,504 for the year ended December 31, 2024, which remained relatively consistent year over year.

Research and development

During the year ended December 31, 2025, we incurred research and development expenses of $1,027,203 compared to $0 for the year ended December 31, 2024, an increase of $1,027,203 year-over-year. During fiscal 2025, the Company has undertaken a number of flight tests related to the Company's StarLaunch platform.

Travel and entertainment

During the year ended December 31, 2025, we incurred travel and entertainment expenditures of $609,376 compared to $231,207 for the year ended December 31, 2024, an increase of $378,169 year over year. During the year ended December 31, 2025, the Company was actively travelling and entertaining prospective investors.

Amortization of debt discount

During the year ended December 31, 2025, the Company recognized amortization of the discount on its convertible debt was $500,937, compared to $1,777,505 for the year ended December 31, 2024, a decrease of $1,276,568 year over year. The discount on the convertible debt relates to the fair value of the conversion option, which is bifurcated, and the transaction costs incurred for the financing and is amortized over the term of the convertible debt. The decrease year over year reflects less significant unwinding of debt discount, as there had been no new issuance of convertible debt since August 2024, and a shorter remaining term of the convertible debentures during the year.

Change in fair value of derivative liability

During the year ended December 31, 2025, the Company recorded a change in the fair value of its derivative liability of $970,866, compared to $1,642,697 for the year ended December 31, 2024. The derivative liability results from the conversion option on the Company's convertible debt which has been bifurcated as the number of shares to be issued upon conversion may vary.  The change in fair value reflects updates to key valuation inputs into the Monte Carlo valuation, including the Company's share price, expected volatility and time to maturity. Fair value changes of a smaller magnitude were recognized in the current year, reflecting reduced uncertainty in key valuation inputs as the Company approached its public listing, including changes in expected volatility, time to maturity and other model assumptions.

Other income

During the year ended December 31, 2025, we earned other income of $516,640 compared to $234,900 for the year ended December 31, 2024, an increase of $281,740 year over year. Other income consists of ancillary income earned for providing pilot training and equipment testing services, and varies with the availability of airspace, equipment and personnel.

Grant income

During the year ended December 31, 2025, we earned grant income of $163,723 compared to $0 for the year ended December 31, 2024, an increase of $163,723 period-over-period. Grant income consists of expense reimbursement received or is receivable by the Company in connection with rent expenses and costs of relocation of assets and operations to Midland, Texas, in accordance with the Economic Development Agreement with the MDC.

Interest expense

During the year ended December 31, 2025, we incurred interest expense of $555,985 compared to $486,669 for the year ended December 31, 2024, an increase of $69,316 year over year. Interest expense consists of interest on convertible debentures of the Company which are carried at 5% per annum and raised to 8% per annum in February 2025, and note payable to Space Florida which is carried at 3% per annum. The increase year over year is due to a higher interest rate charged on the convertible debentures during the year ended December 31, 2025, partially offset by a shorter period as these loans outstanding are converted into common stock upon the Company's listing on the NYSE American in December 2025.

Interest income

During the year ended December 31, 2025, we earned interest income of $153,020 compared to $66,323 for the year ended December 31, 2024, an increase of $86,697 year over year.

Liquidity and Capital Resources

We continually monitor and manage cash flow to assess the liquidity necessary to fund operations and capital projects. We manage our capital resources and adjust them to take into account changes in economic conditions and the risk characteristics of the underlying assets. To maintain or adjust our capital resources, we may, where necessary, control the amount of working capital, pursue financing or manage the timing of our capital expenditures. As of December 31, 2025, we had a positive working capital of $17,091,337 (current assets of $20,143,416, less current liabilities of $3,052,079) and as of December 31, 2024, we had a working capital deficit of $7,676,263 (current assets of $8,352,629, less current liabilities of $16,028,892).

Our continuing operations are dependent upon our ability to obtain debt or equity financing until such time that we achieve profitable operations. There can be no assurance that we will gain adequate market acceptance for our products or be able to generate sufficient gross margins to reach profitability.

Since our inception, we have incurred operating losses and have experienced negative cash flows from operations. While the Company had positive working capital as at December 31, 2025, a significant portion of these assets are expected to be utilized to fund ongoing operations and capital commitments, such as acquisition of aircrafts. As such, we do not anticipate that cash on hand will be adequate to satisfy our obligations in the ordinary course of business over the next 12 months. Based on this assessment, we have material uncertainties about our business that may cast substantial doubt about our ability to continue as a going concern. Accordingly, our ability to continue as a going concern is dependent upon our ability to raise sufficient funds to pay ongoing operating expenditures and to meet our obligations. See further discussion related to our ability to continue as a going concern within our notes to our audited consolidated financial statements for the years ended December 31, 2025 and 2024 under "Basis of Presentation - Going concern."

As of December 31, 2025 and 2024, we had $4,631,720 and $7,100,699 in cash (including restricted cash), respectively. We are actively managing current cash flows until such time that we are profitable.

The chart below highlights our cash flows for the periods indicated:

	For the years ended December 31,
	2025	2024
	$	$
Net cash provided by (used in):
Operating activities	(8,227,372)	(3,864,714)
Investing activities	(20,293,757)	(1,256,052)
Financing activities	26,052,150	10,527,356
(Decrease)/Increase in cash and restricted cash	(2,468,979)	5,406,590

Cash Used in Operating Activities

Our net cash used in operating activities is primarily due to cash payments for operating expenses that we incur in the day-to-day operations of the business. Net cash used in operating activities for the year ended December 31, 2025 was $8,227,372, compared to $3,864,714 for the year ended December 31, 2024. The loss for the year ended December 31, 2025 of $16,543,616 was offset by $719,246 in working capital items and $7,596,998 in non-cash items consisting mainly of stock-based compensation, the amortization of the convertible debt discount and change in fair value of derivative liability. This compares to a loss of $7,908,777 for the prior year, which was offset by $543,514 in working capital items and $3,500,549 in non-cash items consisting mainly of the amortization of the convertible debt discount and change in fair value of derivative liability.

Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 was $20,293,757 and relates to the purchase of short-term investments of $16,560,779, deposits made towards aircraft and equipment acquisitions of $5,945,911, and the purchase of property, plant and equipment of $150,763, for purchase of a display jet, netted off by redemption of short-term investments of $2,363,696. Net cash used in investing activities during the comparative period was $1,256,052 and relates to deposits made toward the purchase of property, plant and equipment of $550,000 and the purchase of short-term investments of $1,295,252, netted off by redemption of short-term investments of $589,200.

Cash Provided by Financing Activities

We have funded our business to date from the issuance of our common stock, warrants and convertible debentures through Reg A financing, private placements, and from loans from related parties.

Net cash provided by financing activities for the year ended December 31, 2025 was $26,052,150 compared to $10,527,356 for the year ended December 31, 2024.

During the year ended December 31, 2025, the Company received gross proceeds from its initial public offering of $22,061,857 and gross proceeds from Reg A financing of $7,247,931. The Company paid issuance costs on equity financing amounting to $3,157,638, and repaid $100,000 in related party loans.

During the year ended December 31, 2024, the Company received gross proceeds from Reg A financing of $10,690,243 net of issuance costs of $735,634, gross proceeds from the issuance of convertible debentures of $743,400 net of debt issuance costs of $19,950 and repaid $45,000 in related party loans, and paid deferred financing costs of subsequent closings of the Reg A financing of $105,703.

Related Party Transactions

Due From Related Party

As of December 31, 2025 and 2024, $0 and $4,074, respectively, was due from the former CEO, who is also a significant shareholder. The amounts are unsecured, non-interest bearing and due on demand.

As of December 31, 2025, $6,833 (December 31, 2024 - $0) was due from the CFO, for expenses paid on behalf of the CFO by the Company prior to the initial public offering. The amounts are unsecured, non-interest bearing and due on demand.

Management Fees

During the years ended December 31, 2025 and 2024, management fees of $310,097 and $232,000, respectively, were incurred to the former CEO, who is also a significant shareholder of the Company. As of December 31, 2025 and 2024, $25,000 and $0, respectively, management fees were included in accounts payable and accrued liabilities. Management fees also included stock-based compensation arising from 500,000 options issued to the former CEO, amounting to $397,410 and $0, respectively, for the years ended December 31, 2025 and 2024. The grant date fair value of the 500,000 options granted was $868,102.

Consulting Fees

During the years ended December 31, 2025 and 2024, the Company incurred an expense of $35,000 and $25,000, respectively, of fees to a former BOD member.  As of December 31, 2025 and December 31, 2024, $0 and $0 of these fees were unpaid, respectively.

During the years ended December 31, 2025 and 2024, the Company incurred an expense of $0 and $90,000, respectively, of fees to a Company for which a BOD member is part of senior management.  As of December 31, 2025 and 2024, $0 and $0 of these fees were included in accounts payable and accrued liabilities, respectively.

During the years ended December 31, 2025 and 2024, the Company incurred an expense of $72,000 and $53,000, respectively, of fees to an entity owned by the spouse of the former CEO, who is also a significant shareholder.  As of December 31, 2025 and 2024, $6,000 and $0 of these fees were included in accounts payable and accrued expenses.

During the years ended December 31, 2025 and 2024, the Company incurred an expense of $40,606 and $0, respectively, of fees to the former BOD member of the Company.  As of December 31, 2025 and 2024, $0 and $0 of these fees were unpaid, respectively.

Contract Labor

During the years ended December 31, 2025 and 2024, the Company incurred expenses of $73,000 and $0, respectively, to an immediate family member of the former CEO, who is also a significant shareholder.  As of December 31, 2025 and 2024, $0 and $0 of these fees were unpaid, respectively.

Director Fees

During the years ended December 31, 2025 and 2024, directors fees of $168,000 and $164,000, respectively, were incurred. As of December 31, 2025 and 2024, $34,000 and $128,000, respectively, of directors fees were included in accounts payable and accrued liabilities.

Professional Fees

During the years ended December 31, 2025 and 2024, the Company incurred professional fee expenses of $101,000 and $95,000, respectively, with the CEO and VP of Development.  There were $8,000 and $0 owed to this related party as of December 31, 2025 and 2024, respectively.

During the years ended December 31, 2025 and 2024, the Company incurred professional fee expenses of $180,000 and $157,000, respectively, to the CFO of the Company. There were no amounts owed to this related party as of December 31, 2025 and 2024.

Stock-based Compensation

During the year ended December 31, 2024, the Company recognized no stock-based compensation, as there were no Options nor RSUs in issue.

During the year ended December 31, 2025, the Company granted the following Options and RSUs to related parties:

  500,000 Options with grant date fair value of $868,102 to the former CEO, who is also a significant shareholder;
  640,000 Options with grant date fair value of $1,113,101 to the spouse of the former CEO, who is also a significant shareholder;
  250,000 Options with grant date fair value of $434,051 to the two immediate family members of the former CEO, who is also a significant shareholder;
  125,000 Options with grant date fair value of $217,025 to the CEO and VP of Development;
  125,000 Options with grant date fair value of $218,059 to a director;
  750,000 RSUs with grant date fair value of $2,692,500 to the CFO; and
  525,000 RSUs with grant date fair value of $1,884,750 to two directors and two former directors.

During the years ended December 31, 2025, the Company incurred stock-based compensation arising from RSUs amounting to $549,633 to two directors, recognized in consulting fees; and $1,374,083 to the CFO, recognized in professional fees.

During the years ended December 31, 2025 the Company incurred stock-based compensation arising from options amounting to $397,410 to the former CEO, recognized in management fees; and $485,044 to the spouse of the former CEO, who is also a significant shareholder, recognized in consulting fees; and $198,705 to two immediate family members of the former CEO, recognized in contract labor and fuel; and $86,688 to a director, recognized in consulting fees; and $99,353 to the CEO and VP of Development, recognized in professional fees

Commitments and Contingencies

The Company entered into an agreement with a company owned 50% by the former CEO, who is also a significant shareholder.  The agreement is to buy jet engines.  The purchase price of the jet engines is $2,200,000.  As of December 31, 2025, the Company had total long-term deposits with this related party recorded for this agreement of $0 (December 31, 2024 - $1,300,000). The Company received the jet engines upon completion of listing on the NYSE American and had paid the contract price in full.  The Company placed the jet engines into service on December 18, 2025.

Notes Payable

On August 14, 2010, Company entered into a loan agreement with the former CEO, who is also a significant shareholder, in the amount of $865,000. The loan bears no interest, with no terms of repayment. During the years ended December 31, 2025 and 2024, repayments of $0 and $45,000, respectively, were made. During the year ended December 31, 2025, the Company applied $4,074 that was due from the former CEO against the outstanding balance of this loan. As of December 31, 2025 and 2024, $185,976 and $190,050, respectively, was outstanding for this loan.

On August 14, 2010, the Company entered into a loan agreement with an entity owned by the spouse of the former CEO, who is also a significant shareholder, in the amount of $865,000. The loan bears no interest, with no terms of repayment. As of December 31, 2025 and 2024, $865,000 was outstanding for this loan.

On April 10, 2016, the Company entered into a loan agreement with a company owned 50% by the former CEO, who is also a significant shareholder in the amount of $100,000. The loan bears no interest, with no terms of repayment. During the years ended December 31, 2025 and 2024, repayments of $100,000 and $0, respectively, were made. As of December 31, 2025 and 2024, $0 and $100,000, respectively, was outstanding for this loan.

On August 1, 2022, the Company entered into a loan agreement with the CEO, who is also a significant shareholder, in the amount of $475,150. The loan bears no interest, with no terms of repayment. As of December 31, 2025 and 2024, $475,150 was outstanding for this loan.

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

On August 12, 2025, the Company granted 100,000 restricted stock units, with a fair value of $359,000, to the consultant in satisfaction of the original obligation to issue 100,000 options.

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

On August 12, 2025, the Company granted 750,000 restricted stock units, with a fair value of $2,692,500, to the CFO in satisfaction of all obligations of issuance of the 250,000 options.

Capital Management

Capital is comprised of our stockholder’ equity (deficiency) and any debt that we may issue. Our objectives when managing capital are to maintain financial strength and to protect our ability to meet ongoing liabilities, to continue as a going concern, to maintain creditworthiness and to maximize returns for our shareholders over the long term. Protecting the ability to pay current and future liabilities includes maintaining capital above minimum regulatory levels, current financial strength rating requirements and internally determined capital guidelines and calculated risk management levels. We manage capital structure to maximize financial flexibility by making adjustments in response to changes in economic conditions and the risk characteristics of the underlying assets and business opportunities. We do not presently utilize any quantitative measures to monitor our capital, but rather we rely on our management's expertise to sustain the future development of the business. Management reviews its capital management approach on an ongoing basis and believes that this approach, given our size, is reasonable.

There were no changes to our approach to capital management during the period. We are not subject to externally imposed capital requirements.

Critical Accounting Policies and Estimates

Our audited consolidated financial statements are prepared in accordance with generally accepted accounting principles in the U.S. The preparation of our audited consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our audited consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

Our summary of significant accounting policies are described in more detail in the notes to our audited consolidated financial statements. Please refer to Note 3.

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

Subsequent Events

On January 5, 2026, the Company issued an aggregate of 29,341 Common Shares pursuant to the cashless exercise of 30,000 warrants outstanding, at an exercise price of $0.33 per share.

On January 8, 2026, the Company issued 24,285 Common Shares pursuant to the cashless exercise of 25,000 warrants outstanding, at an exercise price of $0.33 per share.

On February 3, 2026, Rick Svetkoff withdrew and transferred $500,000 to accounts not held in Starfighters International, Inc.’s name. This transfer was made without approval of the Company’s Board of Directors or Audit Committee

On February 17, 2026, Rick Svetkoff withdrew $1,395,869 to repay amounts owing to Rick Svetkoff and RLB Aviation, Inc. This transaction was made without approval of the Company’s Board of Directors or Audit Committee.

On February 19, 2026, Rick Svetkoff, the former CEO, and Brenda Svetkoff, the former Secretary and spouse of the former CEO, resigned from the Company.

On February 19, 2026, the Options granted to Rick Svetkoff, the former CEO, and Brenda Svetkoff, the former Secretary and spouse of the former CEO, amounting to 500,000 Options and 640,000 Options, respectively, were automatically forfeited upon their respective resignations from the Company.

On February 22, 2026, Tim Franta was appointed as CEO of the Company.

On March 12, 2026, the Company issued 114,250 Common Shares upon vesting and settlement of 114,250 RSUs (Note 8), which had an acceleration of vesting upon the achievement of a benchmark of the share price of the Company's Common Shares being traded on the NYSE American for a period of 10 consecutive trading days after February 16, 2026.

On April 2, 2026, the Company issued 114,250 Common Shares upon vesting and settlement of 114,250 RSUs (Note 8), which had an acceleration of vesting upon the achievement of a benchmark of the share price of the Company’s Common Shares being traded on the NYSE American for a period of 10 consecutive trading days after March 18, 2026.

On April 9, 2026, former CEO and Director, Rick Svetkoff filed a complaint against the Company, and its board members in the 18th Judicial Circuit in Brevard County, Florida. The complaint alleges that the defendants breached fiduciary duty, deceptive business practices, and improper control and alteration of corporate records and is seeking $26 million in damages. The Company denies all of the allegations of the complaint and intends to vigorously defend itself.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined in Rule 12b-2 under the Exchange Act, the Company is not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STARFIGHTERS SPACE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2025

(Expressed in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Starfighters Space, Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Starfighters Space, Inc. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss from operations, negative cash flows from operations, and an accumulated deficit and that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2024.

/s/  Adeptus Partners, LLC

PCAOB ID: 3686

Ocean, New Jersey
April 15, 2026

STARFIGHTERS SPACE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
Assets

Current assets
Cash	$4,581,128	$7,050,610
Restricted cash	50,592	50,089
Short-term investments	15,274,175	1,006,517
Due from related party	6,833	4,074
Prepaid expenses	230,688	134,572
Deferred financing charges	-	105,703
Other receivable	-	1,064
Total current assets	20,143,416	8,352,629

Right of use assets - operating lease, net	477,577	242,332
Property, plant, and equipment, net of accumulated depreciation of $84,464 and $48,056, respectively	2,396,977	82,622
Long-term deposits	5,368,914	1,623,003
Total assets	$28,386,884	$10,300,586

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable and accrued liabilities	$966,088	$731,756
Deferred income	149,000	344,800
Derivative liability	-	4,535,469
Lease liability	55,898	91,767
Interest payable	-	13,938
Grant payable	354,967	-
Convertible debentures, net	-	7,244,961
Note payable	-	1,436,001
Related party notes payable	1,526,126	1,630,200
Total current liabilities	3,052,079	16,028,892

Lease liability - non-current	434,253	162,150
Total liabilities	$3,486,332	$16,191,042

Commitments and contingencies - see Note 11

Stockholders' Equity (Deficit)
Common stock, $0.00001 par value, 200,000,000 shares authorized; 43,891,846 issued and outstanding as of December 31, 2025 (19,176,910 as of December 31, 2024)	438	192
Common stock subscribed	-	1,870,643
Additional paid-in-capital	58,330,545	9,125,524
Accumulated deficit	(33,430,431)	(16,886,815)
Total stockholders’ equity (deficit)	24,900,552	(5,890,456)
Total liabilities and stockholders’ equity (deficit)	$28,386,884	$10,300,586

The accompanying notes are an integral part of these consolidated financial statements

STARFIGHTERS SPACE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2025	2024

Operating expenses
Advertising and promotion	$1,436,875	$183,790
Bank and interest charges	17,574	5,607
Business development	1,841,982	360,000
Consulting fees	4,263,195	998,364
Contract labor and fuel	1,387,747	403,800
Depreciation	36,408	15,319
Directors' fees	168,000	164,000
Franchise tax	84,892	-
Insurance	197,107	87,372
Licenses	475	620
Listing fees	37,202	292,293
Management fees	707,507	232,000
Office and administrative	286,033	166,196
Professional fees	2,521,680	786,338
Relocation costs	51,723	-
Rent expense	542,879	294,611
Repairs and maintenance	36,909	44,504
Research and development	1,027,203	-
Travel and entertainment	609,376	231,207
Vehicle	79,165	35,062
Total operating expenses	(15,333,932)	(4,301,083)

Other income (expense)
Amortization of debt discount	(500,937)	(1,777,505)
Change in fair value of derivative liability	(970,866)	(1,642,697)
Other income	516,640	234,900
Grant income	163,723	-
Interest expense	(555,985)	(486,669)
Interest income	153,020	66,323
Write-off of other receivable	(1,064)	-
Exchange loss	(14,215)	(2,046)
Total other income (expense)	(1,209,684)	(3,607,694)

Net loss before taxes	(16,543,616)	(7,908,777)

Income tax expense (benefit)	-	-

Net loss	$(16,543,616)	$(7,908,777)

Weighted average number of shares - Basic and diluted	21,659,714	17,183,830

Net loss per share - Basic and diluted	$(0.76)	$(0.46)

The accompanying notes are an integral part of these consolidated financial statements

STARFIGHTERS SPACE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
	Number of Shares	Amount	Common Stock Subscribed	Additional Paid-In- Capital	Deficit	Total Stockholders' Equity (Deficit)
Balance, January 1, 2024	16,720,200	$167	$-	$1,041,583	$(8,978,038)	$(7,936,288)
Reg A financing	2,456,710	25	1,870,643	8,819,575	-	10,690,243
Reg A financing share issuance costs	-	-	-	(735,634)	-	(735,634)
Net loss	-	-	-	-	(7,908,777)	(7,908,777)
Balance, December 31, 2024	19,176,910	$192	$1,870,643	$9,125,524	$(16,886,815)	$(5,890,456)

Issuance of former stock subscriptions	521,070	5	(1,870,643)	1,870,638	-	-
Reg A financing	2,018,917	20	-	7,247,911	-	7,247,931
Reg A financing share issuance costs	-	-	-	(591,451)	-	(591,451)
Initial Public Offering	6,145,364	61	-	22,061,796	-	22,061,857
Initial Public Offering share issuance costs	-	-	-	(2,671,890)	-	(2,671,890)
Conversion of convertible debentures	3,834,857	38	-	13,767,099	-	13,767,137
Conversion of note payable	404,312	4	-	1,451,476	-	1,451,480
Cashless exercise of warrants	11,676,166	117	-	(117)	-	-
RSUs vesting	114,250	1	-	(1)	-	-
Stock-based compensation	-	-	-	6,069,560	-	6,069,560
Net loss	-	-	-	-	(16,543,616)	(16,543,616)
Balance, December 31, 2025	43,891,846	$438	$-	$58,330,545	$(33,430,431)	$24,900,552

The accompanying notes are an integral part of these consolidated financial statements

STARFIGHTERS SPACE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2025	2024

Cash flows from operating activities
Net loss	$(16,543,616)	$(7,908,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36,408	15,319
Amortization of ROU asset	88,738	77,383
Unrealized gain on investments	(29,664)	(5,474)
Realized gain on investments	(40,911)	(6,881)
Amortization of debt discount	500,937	1,777,505
Change in fair value of derivative liability	970,866	1,642,697
Stock-based compensation	6,069,560	-
Write-off of other receivable	1,064	-

Changes in operating assets and liabilities:
Accrued interest	516,445	397,517
Other receivable	-	(1,064)
Accounts payable and accrued liabilities	234,332	255,194
Due to related party	(6,833)	-
Deferred income	(195,800)	(52,200)
Grant payable	354,967	-
Prepaid expenses	(96,116)	19,868
Lease liability	(87,749)	(75,801)
Net cash used in operating activities	(8,227,372)	(3,864,714)

Cash flows from investing activities
Additions to long-term deposits	(5,945,911)	(550,000)
Purchase of property and equipment	(150,763)	-
Purchase of short-term investments	(16,560,779)	(1,295,252)
Redemption of short-term investments	2,363,696	589,200
Net cash used in investing activities	(20,293,757)	(1,256,052)

Cash flows from financing activities
Repayment of related party notes payable	(100,000)	(45,000)
Issuance costs for convertible debentures	-	(19,950)
Proceeds from convertible debentures	-	743,400
Proceeds from Regulation A financing	7,247,931	10,690,243
Proceeds from Initial Public Offering	22,061,857	-
Cash paid for financing costs	(3,157,638)	(841,337)
Net cash provided by financing activities	26,052,150	10,527,356

(Decrease) increase in cash	(2,468,979)	5,406,590
Cash and restricted cash, beginning of year	7,100,699	1,694,109
Cash and restricted cash, end of year	$4,631,720	$7,100,699

Cash	$4,581,128	$7,050,610
Restricted cash	50,592	50,089
Total cash and restricted cash, end of year	$4,631,720	$7,100,699

Supplemental cash flow information
Income taxes paid	$-	$-
Interest paid	$39,539	$89,152
Supplemental disclosure of non-cash investing and financing activities
Right of use asset additions	$20,372	$-
Right of use asset modifications	$303,611	$-
Shares issued for common stock subscribed	$1,870,643	$-
Deferred financing costs recognized as share issuance costs	$105,703	$-
Notes and interest payable converted into shares	$1,451,480	$-
Convertible debentures and derivative liabilities converted into shares	$13,767,137	$-
Initial derivative liability from issuance of convertible notes	$-	$475,909

The accompanying notes are an integral part of these consolidated financial statements

STARFIGHTERS SPACE, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Starfighters Space Inc. ("SFS" or the "Company") was incorporated on September 6, 2022, under the laws of the State of Delaware.  On December 18, 2025, the Company successfully closed their initial public offering and the Company's common shares are now traded on the NYSE American LLC (the "NYSE American") under the trading symbol "FJET". The Company's registered office is held at 850 New Burton Road, Suite 201, Dover, DE 19904.

The Company's principal operating facility is located in Cape Canaveral, Florida. The Company operates from the NASA Kennedy Space Center in Florida, with an additional base of operations at Midland International Air & Space Port in Texas, and has a fleet of seven F-104 Fighter jets that are capable of flying MACH 2+.  The Company is currently in the process of gaining a launch waiver and license for its first space launch to launch rockets carrying payloads for data testing from their jets into suborbital space.  Upon successful suborbital space flight, the Company intends to develop infrastructure for orbital space launch. The Company has not yet commenced its principal operations as of December 31, 2025.

Risks and Uncertainties

Disruption of global financial markets and a recession or market correction, including the ongoing military conflicts between Russia and Ukraine and the related sanctions imposed against Russia as well as the escalating geopolitical tensions in the Middle East, the significant tariffs imposed by the United States on imports from other countries and other global macroeconomic factors such as inflation and rising interest rates, could reduce the Company's ability to access capital, which could in the future negatively affect the Company's liquidity and could materially affect the Company's business and the value of its common stock.

2. BASIS OF PRESENTATION

a) Basis of presentation

The accompanying consolidated financial statements include the accounts of Starfighters Space Inc. and its wholly owned subsidiaries, and are presented using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). All intercompany accounts and transactions have been eliminated in consolidation. References to the "ASC" hereafter refer to the Accounting Standards Codification established by the Financial Accounting Standards Board ("FASB") as the source of authoritative U.S. GAAP.

As of December 31, 2025, the Company's subsidiaries were:

Name of subsidiary	Place of incorporation	Incorporated	Ownership
Starfighters International, Inc. (Florida)	Florida, the United States	December 3, 2018	100%
Starfighters, Inc.	Florida, the United States	November 16, 1995	100%
Starfighters International, Inc. (Texas)	Texas, the United States	March 29, 2024	100%

b) Going concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the years ended December 31, 2025 and 2024, the Company recorded a net loss of $16,543,616 and $7,908,777, respectively. As of December 31, 2025 and December 31, 2024, the Company had a deficit of $33,430,431 and $16,886,815, respectively.

STARFIGHTERS SPACE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. BASIS OF PRESENTATION (CONTINUED)

These factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date of the consolidated financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional funds and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Such adjustments could be material.

As of December 31, 2025, the Company had cash in the amount of $4,581,128 (December 31, 2024 - $7,050,610). The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case or equity financing.

c) Functional and presentation currencies

The consolidated financial statements of the Company are presented in United States dollars. The functional currency of the Company and its subsidiaries is the United States dollar.

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

Further, Section 102(b) (1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial reporting standards.  The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable.

The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public and private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

e) Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company's management to make judgments, estimates and assumptions about future events that impact the amounts reported in the consolidated financial statements.  Actual results may differ from these estimates.

STARFIGHTERS SPACE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Cash and cash equivalents

Cash and cash equivalents include cash on hand, deposits held with banks, and when applicable, short-term, highly liquid deposits which are either cashable or with original maturities of less than three months. The Company did not hold any cash equivalents as of December 31, 2025 or 2024. At times, the Company's cash balance exceeds the federally insured limits. The total uninsured cash and cash equivalents balance as of December 31, 2025 was $3,813,329 (December 31, 2024 - $6,350,699).

b) Restricted cash

Restricted cash are deposits held with banks that are held as collateral for the corporate credit cards of the Company. As of December 31, 2025 and 2024, the Company had restricted cash of $50,592 and $50,089, respectively.

c) Short-term investments

The Company’s short-term investments are treasury notes and certificates of deposit with original maturities greater than 3 months and less than one year.  The certificate of deposit held by the Company as of December 31, 2024 matured in 2025.  The certificate of deposit had an interest rate of 4.163%. The Company does not hold a certificate of deposit as of December 31, 2025. The treasury notes held by the Company as of December 31, 2025 matures in 2026. The treasury notes have interest rates ranging from 3.429% to 3.666%. The Company did not hold treasury notes as of December 31, 2024. The short-term investments are level 1 investments in the fair value hierarchy. These securities are presented on the consolidated balance sheets at fair value.  Earnings from these securities are included in interest income on the consolidated statements of operations. For the year ended December 31, 2025 and 2024, the Company recorded a gain on short-term investments of $70,575 and $12,355, respectively.

d) Receivables and Allowance for Credit Losses

Receivables are carried at original invoice amount, less any estimate made for credit losses. The allowance for credit losses is the Company's best estimate of the amount of expected credit losses in the Company's existing receivables over the contractual term. We evaluate our exposure to credit loss on both a collective and individual basis. We evaluate such receivables on an individual customer basis and take into account any relevant available information, which begins with historical credit loss experience and consideration of current and expected conditions and market trends (such as general economic conditions, other microeconomic and macroeconomic considerations, etc.) and reasonable and supportable forecasts that could impact the collectability of such receivables over the contractual term individually or in the aggregate. Changes in circumstances relating to these factors may result in the need to increase or decrease our allowance for credit losses in the future. The allowance for credit losses was $0 and $0 as of December 31, 2025 and December 31, 2024, respectively.

e) Property, plant, and equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the double-declining method for vehicles, and straight-line method for remaining classes of property and equipment, over the estimated useful lives of the respective assets. Depreciable assets retired or sold are removed from the accounts and any resulting gain or loss is reflected in income for the period. Major replacements or betterments are capitalized while maintenance and repairs are expensed as incurred. The estimated useful lives of the classes of property and equipment are as follows:

Vehicles	5 years
Display Airplane	5 years
Aircraft improvements	6 years
Engines	7 years

STARFIGHTERS SPACE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

f) Long-term deposits

Long-term deposits are comprised entirely of deposits paid in advance for property and equipment, where control of the assets have not yet transferred to the Company.

g) Leases

The Company adopted ASC 842, Leases, as amended, on January 1, 2020 ("ASC 842"). The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company not to separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease.

The Company determines if an arrangement contains a lease at inception as defined by ASC 842. To meet the definition of a lease under ASC 842, the contractual arrangement must convey to the Company the right to control the use of an identifiable asset for a period of time in exchange for consideration. Right of Use ("ROU") assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

h) Impairment of long-lived assets

Long-lived assets or asset groups held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Circumstances that could trigger a review include, but are not limited to: significant decreases in the market price of the assets; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the assets; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the assets; and current expectation that the assets will more likely than not be sold or disposed significantly before the end of their estimated useful life.

When indicators of potential impairment are present the Company prepares a projected undiscounted cash flow analysis for the respective asset or asset group. If the sum of the undiscounted cash flows is less than the carrying value of the asset or asset group, an impairment loss is recognized equal to the excess of the carrying value over the fair value, if any. Fair value can be determined using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Recognized impairment losses are not reversed. There were no impairments noted during the years ended December 31, 2025 or 2024.

i) Financial instruments measurements and fair value of financial instruments

A financial instrument is any contract that gives rise to a financial asset of one entity and a financial liability or equity instrument of another entity.

Financial instruments are accounted for in accordance with ASC 320, ASC 825 and ASC 815, as applicable. The Company's short-term investments are classified as trading securities and are measured at fair value, with unrealized gains and losses recognized in earnings.

Financial instruments, including cash, restricted cash, due from related party, accounts payable and accrued liabilities, and related party notes payable, are carried at their carrying values, which approximate fair value due to the short-term nature of these instruments.

STARFIGHTERS SPACE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative liabilities are measured at fair value on a recurring basis, with changes in fair value recognized in earnings.

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

j) Derivative Liabilities

The Company evaluates its financial instruments and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market at each balance sheet date and recorded as a liability and the change in fair value is recorded in the consolidated statements of operations.  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.  Derivative instruments that become subject to reclassification are reclassified at the fair value of the instrument on the reclassification date.  Derivative instrument liabilities will be classified in the consolidated balance sheet as current or non-current based on whether or not settlement of the derivative instrument is expected within 12 months of the consolidated balance sheet date.

STARFIGHTERS SPACE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company uses the Monte Carlo simulation model to value derivative liabilities.  This model uses Level 3 inputs in the fair value hierarchy established by ASC 820, Fair Value Measurement. The significant inputs and assumptions to the Monte Carlo simulation model are disclosed in Note 6.

k) Warrant instruments

The Company accounts for Warrants issued in accordance with the guidance contained in FASB ASC 815, Derivatives and Hedging. Under ASC 815-40, the Warrants meet the criteria for equity treatment and as such will be recorded in stockholders’ equity (deficit). If the Warrants and no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the statement of operations.

l) Deferred offering costs

Deferred offering costs consist of specific incremental underwriting, legal and other expenses that are directly attributable to the Company’s Regulation A Tier 2 Offering and initial public offering, and are incurred prior to the completion of an offering. The Company capitalizes such deferred offering costs in accordance with ASC 340, Other Assets and Deferred Costs. Upon completion of an offering, such deferred offering costs are recorded as a reduction of gross proceeds of offerings within stockholders’ equity (deficit). Costs associated with an aborted offering are not deferred and are expensed as incurred.

m) Related parties

Related parties, which can be a corporation or individual, are considered to be related if either the Company or the other party have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or significant influence.

n) Income taxes

The Company's tax provision consists of taxes currently payable or receivable, plus any change during the period in deferred tax assets and liabilities. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settles. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that is it more likely than not that some portion of the deferred tax asset will not be realized.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if available evidence indicates it is more likely than not that the tax position will be fully sustained upon review by taxing authorities, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount with a greater than 50 percent likelihood of being realized upon ultimate settlement. For tax positions that are 50 percent or less likely of being sustained upon audit, the Company does not recognize any portion of that benefit in the financial statements. The Company is not aware of any issues under review that could result in significant payments, accruals or a material deviation from its position.

STARFIGHTERS SPACE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

o) Loss per share

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

The Company has the following anti-dilutive securities as of December 31, 2025 and 2024:

	2025	2024
Warrants	6,346,420	18,174,574
Options	2,415,000	-
Restricted Share Units	2,170,750	-
	10,932,170	18,174,574

As of December 31, 2024, due to the terms of the conversion option for the Note Payable (Note 5) and Convertible Debentures (Note 6), the Company could not predict the anti-dilutive shares for these instruments, and as such, they were excluded from the above table.

p) Other income

The Company earns ancillary income from contracts with customers for pilot training and equipment testing. The income is recognized at a point in time which is upon the completion of the services, which the Company has determined is the completion of a flight. There is no variable consideration for these ancillary services.

From time to time, the Company receives consideration in advance of the services being rendered; this is presented as deferred income on the consolidated balance sheets. The Company also extends credit for payments to be received for services provided; this is presented as receivables on the consolidated balance sheets.

The following table summarizes the deferred income activity for the year ended December 31, 2025 and December 31, 2024:

Balance as of January 1, 2024	$397,000
Recognition of income recorded as deferred income as of December 31, 2024	(157,000)
Deferral of income billed during the year	104,800
Balance as of December 31, 2024	$344,800
Recognition of income recorded as deferred income as of December 31, 2025	(245,800)
Deferral of income billed during the year	50,000
Balance as of December 31, 2025	$149,000

q) Grant income

The Company receives certain cost reimbursements from an economic development corporation in Texas (Note 11). The income is recognized at a point in time when the Company completes its obligations for entitling to such reimbursements and included in grant income on the consolidated statements of operations.

Amounts received by the Company that the Company is not yet entitled to, and subject to refunds, are recognized as a payable, until the Company's completion of its obligations to earn the reimbursements.

STARFIGHTERS SPACE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

r) Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Advertising and promotion expense for the years ended December 31, 2025 and 2024, were $ 1,436,875 and $183,790, respectively.

s) Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards in the consolidated statements of operations. For stock options issued, the Company estimates each option’s grant-date fair value using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the Common Stock consistent with the expected life of the option, risk-free interest rates, and expected dividend yields of the Common Stock. For awards subject to service-based vesting conditions, including those with a graded vesting schedule, the Company recognizes stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, generally the vesting term. Forfeitures are recorded as incurred instead of estimated at the time of grant and revised.

t) Research and Development

Research and development costs are expensed as incurred, in accordance with ASC 730, Research and Development. During the year ended December 31, 2025, all of these costs are with a single vendor who performed contracted research and testing and consumed materials in research and development activities. The Company may also incur personnel-related costs, including salaries, benefits, and stock-based compensation, where applicable. Nonrefundable advance payments for research and development activities are capitalized and expensed as the related services are performed. Research and development expense for the years ended December 31, 2025 and 2024, were $1,027,203 and $0, respectively.

u) Subsequent Events

The Company evaluated subsequent events through April 15, 2026, the date in which the consolidated financial statements were issued.

v) Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes: Improvements to Income Tax Disclosures." This guidance requires consistent categories and greater disaggregation of information in the rate reconciliation and disclosures of income taxes paid by jurisdiction. The Company adopted ASU 2023-09 as of January 1, 2025, which had no material impact on the Company's consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures".  The amendments in ASU No. 2024-03 address investor requests for more detailed expense information and require additional disaggregated disclosures in the notes to the financial statements for certain categories of expenses that are included on the face of the financial statements.  The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted.  The Company is currently assessing the impact of this guidance on its disclosures.

STARFIGHTERS SPACE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements". The amendments in ASU No. 2025-11 are intended to improve the clarity and usability of interim reporting guidance by reorganizing Topic 270, clarifying when interim reporting requirements apply, and consolidating interim disclosure requirements that are currently dispersed throughout the Codification. The amendments are effective for fiscal years beginning after December 15, 2027, and for interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its interim reporting processes and disclosures.

w) Segment Reporting

ASC Topic No. 280, Segment Reporting ("ASC 280"), establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company's business segments are based on the organization structure used by the chief operating decision maker for making operating and investment decisions and for assessing performance. Our Chief Executive Officer, who is our chief operating decision maker, views the Company's operations and manages its business in one operating segment, which is principally the operations of F-104 Fighter jets and development of infrastructure for orbital space launch.

4. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following:

	December 31, 2025	December 31, 2024
Vehicles	$51,149	$51,149
Aircraft improvements	79,529	79,529
Engines	2,200,000	-
Display aircraft	150,763	-
	2,481,441	130,678

Accumulated depreciation	(84,464)	(48,056)
Net book value	$2,396,977	$82,622

Depreciation expense for the years ended December 31, 2025 and 2024, was $36,408 and $15,319, respectively.

5. NOTE PAYABLE

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

STARFIGHTERS SPACE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. NOTE PAYABLE (CONTINUED)

On November 1, 2024, the Company and Space Florida entered into an amendment to the loan to confirm that the rate of interest is 3%. The parties also agreed that the previous monthly payment schedule is no longer in force, and the final settlement of the note would be through the conversion to shares of the Company upon a public listing event, at the public offering price.

During the year ended December 31, 2025, the Company issued 404,312 shares at a price of $3.59 to convert the then outstanding principal balance of $1,436,001 (December 31, 2024 - $1,436,001) and interest payable of $15,480 (December 31, 2024 - $13,938). Interest expense was $41,081 and $43,161 for the years ended December 31, 2025 and 2024, respectively.

6. CONVERTIBLE DEBENTURES

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

The convertible debentures were determined to be hybrid financial instruments comprised of a debt host liability and an embedded derivative liability, as under the conversion feature the number of shares that will or may be issued to settle the notes may vary. Upon issuance, the fair value of the debt host liability was determined to be $6,346,000 and the respective embedded derivative liability was valued at $2,352,602 for tranches 1 through 4. The derivative liability conversion feature was valued first and the residual was allocated to the debt host liability. The Company uses the Monte Carlo model to determine the fair value of the embedded derivative liability based on a common stock simulation model and future projections of various potential outcomes. The Company incurred $86,506 in transaction costs for tranches 1 through 4.

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

STARFIGHTERS SPACE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6. CONVERTIBLE DEBENTURES (CONTINUED)

On December 19, 2024, holders of the convertible debentures approved an amendment to the debenture indenture, originally dated as of February 24, 2023, such that the maturity of the convertible debentures was extended from February 24, 2025 to December 31, 2025, and the convertible debentures bear interest of 5.00% per annum until February 24, 2025, and 8.00% per annum from February 25, 2025 (the "December 2024 amendment"). The Company determined that this amendment should be treated as a debt modification.

Debt discount amortization during the year ended December 31, 2025 and 2024 was $482,045 and $1,777,505, respectively. Unamortized debt discount as of December 31, 2025 and 2024 was $nil and $500,937, respectively. Interest expense on the convertible notes for the years ended December 31, 2025 and 2024 was $514,904 and $443,508, respectively.

On December 18, 2025, the debt was automatically converted into 3,834,857 common shares of the Company at a conversion price of $2.154 per share, being a 40% discount of the IPO price of $3.59 per share, upon the IPO of the Company. The fair value of the shares issued for the conversion was $13,767,137. The outstanding principal and interest of the convertible debentures upon conversion was $8,260,802. In accordance with the debenture indenture, the Company did not issue shares for fractional interest based on the conversion price of $2.154 per share, and was not required to make cash payments for the fractional interest. At the time of conversion there was $18,892 of unamortized debt discount. This amount was written off upon conversion and is included in amortization of debt discount on the consolidated statements of operations

A summary of convertible debt as of and for the year ended December 31, 2025, and December 31, 2024 is as follows:

	Tranche 1	Tranche 2	Tranche 3	Tranche 4	Tranche 5	Total
As of January 1, 2024	$3,617,726	$551,746	$269,096	$337,839	$-	$4,776,407
Issuances	-	-	-	-	743,400	743,400
Fair value of conversion feature	-	-	-	-	(475,909)	(475,909)
Transaction costs	-	-	-	-	(19,950)	(19,950)
Amortization of debt discount	819,055	225,899	152,110	273,428	307,013	1,777,505
Interest	221,275	55,736	34,920	62,736	68,841	443,508
As of December 31, 2024	$4,658,056	$833,381	$456,126	$674,003	$623,395	$7,244,961
Amortization of debt discount	164,037	45,181	33,360	69,513	188,846	500,937
Interest	320,546	58,402	32,538	49,425	53,993	514,904
Conversion	(5,142,639)	(936,964)	(522,024)	(792,941)	(866,234)	(8,260,802)
As of December 31, 2025	$-	$-	$-	$-	$-	$-

A roll-forward of the derivative liability, which is categorized at Level 3 on the fair value hierarchy, for the years ended December 31, 2025 and December 31, 2024 is as follows:

Derivative liabilities
As of January 1, 2024	$2,416,863
Fair value of embedded derivative liability recognized	475,909
Change in fair value	1,642,697
As of December 31, 2024	$4,535,469
Change in fair value	970,866
Conversion	(5,506,335)
As of December 31, 2025	$-

STARFIGHTERS SPACE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6. CONVERTIBLE DEBENTURES (CONTINUED)

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

The Company's use of a Monte Carlo simulation model required the use of the subjective assumptions:

  The stock price was determined from a 409A valuation which determined that the market approach using the last price raised was the appropriate basis for the fair value of the common stock;
  The volatility was derived from comparable public companies;
  For the early redemption option the Company estimated this at 0% for all valuation dates. The Company estimated this default at 0% for all valuation dates;
  The probability of a successful IPO occurring was based on management's best estimate; and
  The conversion price is not subject to reset provisions for subsequent financing events

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

On October 1, 2025, the Company entered into an amendment of the lease for hangar space, which reduced hangar space under lease for a proportionate decrease in monthly rental costs, as well as extending the lease until May 2031. The rental cost will increase by 3% at each anniversary of the lease. The Company recognized a partial termination of leased space based on proportionate share of leased space terminated, as well as a modification of the operating lease assets which resulted in an increase in lease liability and right of use operating lease asset by $303,611. As the areas under lease have the same remaining term and no economic distinction, the Company accounts for the original hangar space and additional hangar space as one lease upon modification.

STARFIGHTERS SPACE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7. LEASES (CONTINUED)

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

The discount rate is the rate of interest that the Company would have to pay to borrow over a similar term, and with a similar security, the funds necessary to obtain an asset of comparable value to the right-of-use asset in a similar economic environment. The discount rate therefore reflects what the Company "would have to pay", which requires estimation when no observable rates are available or where the applicable rates need to be adjusted to reflect the terms and conditions of the lease. The Company estimates the discount using observable inputs (such as market interest rates) when available and is required to make certain entity-specific estimates. The Company determined its discount rate based on the rate used by comparable public companies.

The following table presents net lease cost and other supplemental lease information:

	December 31, 2025	December 31, 2024
Lease cost:
Operating lease cost	$128,018	$121,579
Variable lease cost	70,418	55,556
Short term lease cost	344,443	57,554
Net lease cost	542,879	234,689
Cash paid for operating lease liabilities	$(87,749)	$(75,801)

As of December 31, 2025 and December 31, 2024, the Company's lease liability is as follows:

Lease liability	December 31, 2025	December 31, 2024
Current portion of operating lease liability	$55,898	$91,767
Long-term portion of operating lease liability	434,253	162,150
	$490,151	$253,917

Future minimum lease payments to be paid by the Company as a lessee as of December 31, 2025 are as follows:

Operating lease commitments and lease liability
2026	$125,350
2027	129,111
2028	132,984
2029	136,974
2030	141,083
2031	59,507
Total future minimum lease payments	725,009
Discount	(234,858)
Total	$490,151

The lease has a remaining term of 5.42 years.

STARFIGHTERS SPACE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8. STOCKHOLDERS' EQUITY (DEFICIT)

a) Common stock

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

On February 27, 2025 and March 13, 2025, the Company closed two rounds of its Reg A Offering for gross proceeds of $4,101,109.  Issuance costs totalling $226,129 were incurred in connection with this closing. On April 2, 2025, the Company issued 1,142,367 shares in connection with this closing. On April 2, 2025, the Company also issued 11,425 warrants to the placement agent. These warrants vest immediately, have an expiration date of September 6, 2029, and an exercise price of $3.59. The Company valued the warrants using the Black-Scholes model and determined that the warrants had a fair value of $27,163.

On April 11, 2025, the Company closed a round of its Reg A Offering and issued 234,485 shares of common stock at a price of $3.59 per share for gross proceeds of $841,801. In conjunction with the closing of this round, the Company incurred cash issuance cost of $50,711. On April 25, 2025, the Company issued 2,344 agent’s warrants in connection with this closing, with each warrant exercisable into one share of common stock at an exercise price of $3.59 and expiring on September 6, 2029. The Company valued the warrants using the Black-Scholes model and determined that the warrants had a fair value of $4,925.

On May 14, 2025, the Company closed a round of its Reg A Offering for gross proceeds of $1,976,791. Issuance costs totalling $194,029 were incurred in connection with this closing. On July 17, 2025, the Company issued 550,639 shares in connection with this closing.

On July 23, 2025, the Company closed a round of its Reg A Offering and issued 91,426 shares of common stock at a price of $3.59 per share for gross proceeds of $328,230. In conjunction with the closing of this round, the Company incurred cash issuance cost of $14,066. On July 23, 2025, the Company issued 6,451 agent’s warrants to the placement agent in connection to the May 14, 2025 and July 23, 2025 closings. These warrants vest immediately, have an expiration date of September 6, 2029, and an exercise price of $3.59. The Company valued the warrants using the Black-Scholes model and determined that the warrants had a fair value of $13,450.

On December 17, 2025, the Company closed the final round of its Reg A Offering as its initial public offering and issued 6,145,364 shares of common stock at a price of $3.59 per share for gross proceeds of $22,061,857. In conjunction with the closing of this round, the Company incurred cash issuance cost of approximately $2,671,890. The Company also issued 61,402 agent’s warrants with a fair value of $120,564 in connection with this closing, with each warrant exercisable into one share of common stock at an exercise price of $3.59 and expiring on September 6, 2029.

On December 18, 2025, the Company issued 3,834,857 shares of common stock at a conversion price of $2.154 per share pursuant to the automatic conversion of the Company’s outstanding convertible debentures (Note 6) upon the listing of the Company’s common stock on the NYSE American. The fair value of these shares was $13,767,137.

On December 18, 2025, the Company also issued 404,312 shares of common stock at a conversion price of $3.59 per share pursuant to the conversion of the Company’s notes payable (Note 5) to Space Florida upon the listing of the Company’s common stock on the NYSE American. The fair value of these shares was $1,451,480.

STARFIGHTERS SPACE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.  STOCKHOLDERS' DEFICIT (CONTINUED)

On December 26, 2025, the Company issued 11,676,166 shares of common stock pursuant to a cashless exercise of 11,915,000 warrants outstanding, at an exercise price of $0.33 per share.

On December 31, 2025, the Company issued 114,250 shares of common stock upon the vesting of 114,250 RSUs, which had an acceleration of vesting upon the achievement of a benchmark of the share price of the Company's common stock being traded on the NYSE American.

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

On December 23, 2024, the Company closed another round of its Reg A Offering and was to issue 521,070 shares for gross proceeds of $1,870,643. Cash issuance costs totalling $105,703 were incurred in conjunction with this offering. As of December 31, 2024, the shares have not yet been issued but the funds were received.  Due to this, as of December 31, 2024, the proceeds are disclosed as common stock subscribed and the share issuance costs are disclosed as deferred financing charges on the consolidated balance sheets. On the share issuance date of January 6, 2025, the Company was also required to issue 5,224 warrants to the placement agent.  These warrants vest immediately, have an expiration date of September 6, 2029, and an exercise price of $3.59. The issuance of the warrants occurred subsequent to December 31, 2024 and they are not recognized as of December 31, 2024.

b) Warrants

A summary of Common Stock warrant activity during the year ended December 31, 2025 is as follows:

	Number of warrants	Weighted average exercise price	Weighted average remaining life in years	Aggregate intrinsic value
Outstanding, December 31, 2024	18,174,574	$0.33	3.71	$59,169,000
Issued	86,846	3.59
Exercised	(11,915,000)	0.33
Outstanding, December 31, 2025	6,346,420	$0.39	2.73	$71,478,245
Vested, December 31, 2025	6,346,420	$0.39	2.73	$71,478,245

As previously noted, in connection with the 2025 Offerings and 2024 Offerings, the Company was required to issue 86,846 warrants and 24,574 warrants, respectively, to the placement agent.  These warrants vest immediately, have an expiration date of September 6, 2029, and an exercise price of $3.59.  The Company valued the warrants using the Black-Scholes model.  Based on the below inputs, the Company determined that the warrants had a fair value of $178,774 and $57,182, respectively, for the years ended December 31, 2025 and 2024.

	December 31, 2025	December 31, 2024
Expected volatility	68.98% – 87.30%	77.1%
Expected term (years)	3.72 – 4.67	4.78 – 4.95
Risk-free interest rate	2.61% - 3.10%	3.52% – 4.20%
Dividend yield	0%	0%

STARFIGHTERS SPACE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8. STOCKHOLDERS' DEFICIT (CONTINUED)

The stock price in the model was based on a 409A valuation which determined that the market approach using the last price raised was the appropriate basis for the fair value of the common stock, the volatility was based on the historical volatility of comparable public companies, and the expected term is the life of the warrant.

c) Options

A summary of Common Stock option activity during the year ended December 31, 2025 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life in years	Aggregate intrinsic value
Outstanding, December 31, 2024	-	$-	-	$-
Issued	2,415,000	3.59
Outstanding, December 31, 2025	2,415,000	$3.59	4.63	$19,464,900
Vested, December 31, 2025	-	$-	-	$-

On August 12, 2025, the Company granted 2,200,000 stock options that vest 180 days from the date of listing on the NYSE. The exercise price of the options is $3.59 and expire on August 12, 2030.  1,425,000 options were granted to related parties.

On September 29, 2025, the Company granted 215,000 stock options that vest 180 days from the date of listing on the NYSE. The exercise price of the options is $3.59 and expire on September 29, 2030. 75,000 options were granted to a Director and 140,000 to the corporate secretary and spouse of the former CEO.

No options were granted during the year ended December 31, 2024.

The Company recognized $1,883,186 stock-based compensation related to the Options in issuance during the year ended December 31, 2025 (December 31, 2024 - $0), with $651,214 recognized in consulting fees; $735,209 recognized in contract labor and fuel; $397,410 recognized in management fees; and $99,353 recognized in professional fees. Future unrecognized stock-based compensation expense arising from the Options amount to $2,312,710.

The Company valued the stock options using the Black-Scholes model.  Based on the below inputs, the Company determined that the options had a fair value of $4,195,896.

Expected volatility	77.25% – 77.97%
Expected term (years)	2.57 – 2.64
Risk-free interest rate	2.57%
Dividend yield	0%

The stock price in the model was based on a 409A valuation which determined that the market approach using the last price raised was the appropriate basis for the fair value of the common stock, the volatility was based on the historical volatility of comparable public companies, and the expected term applied the simplified method under ASC 718, and is the midpoint between vesting date and expiration date of the options.

STARFIGHTERS SPACE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8. STOCKHOLDERS' DEFICIT (CONTINUED)

d. Restricted share units ("RSUs")

A summary of RSU activity during the year ended December 31, 2025 is as follows:

Number of RSUs
Outstanding, December 31, 2024	-
Issued	2,285,000
Vested	(114,250)
Outstanding, December 31, 2025	2,170,750

On August 12, 2025, the Company granted 2,285,000 RSUs that vest 180 days from the date of listing on the NYSE.  1,275,000 RSUs were granted to related parties. The grant date fair value was $3.59 per share.

Among the RSUs granted to each recipient, 50% of such RSUs are subject to potential acceleration:

  25% vest immediately, in the event the closing bid price of the shares of the Company is greater than $17.95 for any period of 10 consecutive trading days after listing, with the average trading volume of the shares being greater than 250,000 shares per day for those 10 consecutive trading days;
  5% vest immediately, in the event the closing bid price of the shares of the Company is greater than $5.38 on any day after listing (met and accelerated);
  5% vest immediately, in the event the closing bid price of the shares of the Company is greater than $5.38 for any period of 10 consecutive trading days beginning at least 60 days after listing, and the average trading volume of the shares was greater than 100,000 share per day for any 60-day period after listing;
  5% vest immediately, in the event the closing bid price of the shares of the Company is greater than $5.38 for any period of 10 consecutive trading days beginning at least 90 days after listing, and the average trading volume of the shares was greater than 100,000 share per day for any 90-day period after listing;
  5% vest immediately, in the event the closing bid price of the shares of the Company is greater than $5.38 for any period of 10 consecutive trading days beginning at least 120 days after listing, and the average trading volume of the shares was greater than 100,000 share per day for any 120-day period after listing; and,
  5% vest immediately, in the event the closing bid price of the shares of the Company is greater than $5.38 for any period of 10 consecutive trading days beginning at least 150 days after listing, and the average trading volume of the shares was greater than 100,000 share per day for any 150-day period after listing.

The Company assessed there to be 95% probability of achievement of each 5% tranche having a $5.38 share price target; and a 0% probability of achievement for the 25% tranche having a $17.95 share price target.

During the year ended December 31, 2025, 5% of the grant, which amounts to 114,250 of RSUs were accelerated and vested, as a result of one of the aforementioned market conditions being met.

No RSUs were granted during the year ended December 31, 2024.

The Company recognized $4,186,374 stock-based compensation related to the RSUs in issuance during the year ended December 31, 2025 (December 31, 2024 - $0), with $18,321 recognized in advertising and promotion; $256,496 recognized in business development; $2,400,065 recognized in consulting fees; and $1,511,492 recognized in professional fees. Future unrecognized stock-based compensation expense arising from the RSUs amount to $4,016,776.

STARFIGHTERS SPACE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9. RELATED PARTY TRANSACTIONS

Due From Related Party

As of December 31, 2025 and 2024, $0 and $4,074, respectively, was due from the former CEO, who is also a significant shareholder. The amounts are unsecured, non-interest bearing and due on demand.

As of December 31, 2025, $6,833 (December 31, 2024 - $0) was due from the CFO, for expenses paid on behalf of the CFO by the Company prior to the initial public offering. The amounts are unsecured, non-interest bearing and due on demand.

Management Fees

During the years ended December 31, 2025 and 2024, management fees of $310,097 and $232,000, respectively, were incurred to the former CEO, who is also a significant shareholder of the Company. As of December 31, 2025 and 2024, $25,000 and $0, respectively, management fees were included in accounts payable and accrued liabilities. . Management fees also included stock-based compensation arising from 500,000 options issued to the former CEO, amounting to $397,410 and $0, respectively, for the years ended December 31, 2025 and 2024. The grant date fair value of the 500,000 options granted was $868,102.

Consulting Fees

During the years ended December 31, 2025 and 2024, the Company incurred an expense of $35,000 and $25,000, respectively, of fees to a former BOD member.  As of December 31, 2025 and December 31, 2024, $0 and $0 of these fees were unpaid, respectively.

During the years ended December 31, 2025 and 2024, the Company incurred an expense of $0 and $90,000, respectively, of fees to a Company for which a BOD member is part of senior management.  As of December 31, 2025 and 2024, $0 and $0 of these fees were included in accounts payable and accrued liabilities, respectively.

During the years ended December 31, 2025 and 2024, the Company incurred an expense of $72,000 and $53,000, respectively, of fees to an entity owned by the spouse of the former CEO, who is also a significant shareholder.  As of December 31, 2025 and 2024, $6,000 and $0 of these fees were included in accounts payable and accrued expenses.

During the years ended December 31, 2025 and 2024, the Company incurred an expense of $40,606 and $0, respectively, of fees to the former BOD member of the Company.  As of December 31, 2025 and 2024, $0 and $0 of these fees were unpaid, respectively.

Contract Labor

During the years ended December 31, 2025 and 2024, the Company incurred expenses of $73,000 and $0, respectively, to an immediate family member of the former CEO, who is also a significant shareholder.  As of December 31, 2025 and 2024, $0 and $0 of these fees were unpaid, respectively.

Director Fees

During the years ended December 31, 2025 and 2024, directors fees of $168,000 and $164,000, respectively, were incurred. As of December 31, 2025 and 2024, $34,000 and $128,000, respectively, of directors fees were included in accounts payable and accrued liabilities.

STARFIGHTERS SPACE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9. RELATED PARTY TRANSACTIONS (CONTINUED)

 Professional Fees

During the years ended December 31, 2025 and 2024, the Company incurred professional fee expenses of $101,000 and $95,000, respectively, with the CEO and VP of Development.  There were $8,000 and $0 owed to this related party as of December 31, 2025 and 2024, respectively.

During the years ended December 31, 2025 and 2024, the Company incurred professional fee expenses of $180,000 and $157,000, respectively, to the CFO of the Company. There were no amounts owed to this related party as of December 31, 2025 and 2024.

Stock-based Compensation

During the year ended December 31, 2024, the Company recognized no stock-based compensation, as there were no Options nor RSUs issued.

During the year ended December 31, 2025, the Company granted the following Options and RSUs to related parties:

  500,000 Options with grant date fair value of $868,102 to the former CEO, who is also a significant shareholder;
  640,000 Options with grant date fair value of $1,113,101 to the spouse of the former CEO, who is also a significant shareholder;
  250,000 Options with grant date fair value of $434,051 to the two immediate family members of the former CEO, who is also a significant shareholder;
  125,000 Options with grant date fair value of $217,025 to the CEO and VP of Development;
  125,000 Options with grant date fair value of $218,059 to a director;
  750,000 RSUs with grant date fair value of $2,692,500 to the CFO; and
  525,000 RSUs with grant date fair value of $1,884,750 to two directors and two former directors.

During the years ended December 31, 2025, the Company incurred stock-based compensation arising from RSUs amounting to $549,633 to two directors, recognized in consulting fees; and $1,374,083 to the CFO, recognized in professional fees.

During the years ended December 31, 2025 the Company incurred stock-based compensation arising from options amounting to $397,410 to the former CEO, recognized in management fees; and $485,044 to the spouse of the former CEO, who is also a significant shareholder, recognized in consulting fees; and $198,705 to two immediate family members of the former CEO, recognized in contract labor and fuel; and $86,688 to a director, recognized in consulting fees; and $99,353 to the CEO and VP of Development, recognized in professional fees.

Commitments and Contingencies

The Company entered into an agreement with a company owned 50% by the former CEO, who is also a significant shareholder.  The agreement is to buy jet engines.  The purchase price of the jet engines is $2,200,000.  As of December 31, 2025, the Company had total long-term deposits with this related party recorded for this agreement of $0 (December 31, 2024 - $1,300,000). The Company received the jet engines upon completion of listing on the NYSE American and had paid the contract price in full. The Company placed the jet engines into service on December 18, 2025.

STARFIGHTERS SPACE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9. RELATED PARTY TRANSACTIONS (CONTINUED)

Notes Payable

On August 14, 2010, Company entered into a loan agreement with the former CEO, who is also a significant shareholder, in the amount of $865,000. The loan bears no interest, with no terms of repayment. During the years ended December 31, 2025 and 2024, repayments of $0 and $45,000, respectively, were made. During the year ended December 31, 2025, the Company applied $4,074 that was due from the former CEO against the outstanding balance of this loan. As of December 31, 2025 and 2024, $185,976 and $190,050, respectively, were outstanding for this loan.

On August 14, 2010, the Company entered into a loan agreement with an entity owned by the spouse of the former CEO, who is also a significant shareholder, in the amount of $865,000. The loan bears no interest, with no terms of repayment. As of December 31, 2025 and 2024, $865,000 was outstanding for this loan.

On April 10, 2016, the Company entered into a loan agreement with a company owned 50% by the former CEO, who is also a significant shareholder in the amount of $100,000. The loan bears no interest, with no terms of repayment. During the years ended December 31, 2025 and 2024, repayments of $100,000 and $0, respectively, were made. As of December 31, 2025 and 2024, $0 and $100,000, respectively, was outstanding for this loan.

On August 1, 2022, the Company entered into a loan agreement with the CEO, who is also a significant shareholder, in the amount of $475,150. The loan bears no interest, with no terms of repayment. As of December 31, 2025 and 2024, $475,150 was outstanding for this loan.

10. INCOME TAXES

The Company files a consolidated tax return including Starfighters Space, Inc, Starfighters International, Inc, and Starfighters, Inc. The components of the Company’s provision for income taxes for the years ended December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
Current:
Federal	$-	$-
State	-	-
Total current	-	-
Deferred:
Federal	(3,474,159)	(1,660,843)
State	(909,899)	(434,983)
Total deferred	(4,384,058)	(2,095,826)
Permanent book/tax differences	27,035	482,490
Change in valuation allowance	4,357,023	1,613,336
Total tax benefit	$-	$-

A reconciliation between the effective income tax rate and the federal statutory income tax rate is as follows:

	December 31, 2025	December 31, 2024

Loss before income taxes	$(16,543,616)	$(7,908,777)
Expected recovery at federal rate of 21%	(3,474,159)	(1,660,843)
Expected recovery at state rate of 5.5%	(909,899)	(434,983)
Permanent book/tax differences	27,035	482,490
Change in valuation allowance	4,357,023	1,613,336
Total tax benefit	$-	$-

	December 31, 2025	December 31, 2024

US federal statutory rate	21.0%	21.0%
State rate*	5.5%	5.5%
Effects of:
Amortization of debt discount	-	(6.0%)
Permanent book/tax differences	(0.2%)	-
Valuation allowance	(26.3%)	(20.5%)
	0%	0%

* State taxes in Florida made up the majority (greater than 50%) of the tax effect in this category.

The effective tax rate for 2025 is materially consistent with the prior year comparable period due to the continued full valuation allowance recorded against net deferred tax assets:

STARFIGHTERS SPACE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10. INCOME TAXES (CONTINUED)

Deferred Income Tax

The significant components of the deferred tax assets and liabilities consisted of the following:

	December 31, 2025	December 31, 2024
Deferred tax assets
Net operating loss carryforwards	$5,186,407	$3,852,828
Property, plant and equipment	-	12,794
Convertible debt	-	104,538
Research and experimental expenditures	244,988	-
Stock-based compensation	1,608,433	-
Total deferred tax assets	7,039,828	3,970,327

Deferred tax liabilities
Derivative liabilities	-	(452,344)
Property, plant and equipment	(12,151)	-
Short-term investments	(251)	-
Total deferred tax liabilities	(12,402)	(452,344)

Valuation allowance	(7,027,426)	(3,517,983)

Net deferred tax asset	$-	$-

As of December 31, 2025, the Company had approximately $19,598,000 and $18,662,000, respectively, of federal and state net operating loss carry forwards that carry forward indefinitely. As of December 31, 2024, the Company had approximately $14,539,000 and $14,537,000, respectively, of federal and state net operating loss carry forwards that carry forward indefinitely. Future utilization of the net operating loss carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code.

In assessing the realizability of deferred tax assets, management considers all positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, primarily related to the history of cumulative operating losses, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2025 and 2024.

STARFIGHTERS SPACE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10. INCOME TAXES (CONTINUED)

The Company and its subsidiaries file a consolidated U.S. federal income tax return and a consolidated Florida corporate income tax return. The consolidated U.S. federal and Florida income tax returns for tax years 2022 through 2024 remain subject to examination by the applicable taxing authorities. In addition, tax years since inception remain subject to examination to the extent of unutilized net operating loss carryforwards or other tax attributes generated in those years.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

11. COMMITMENTS AND CONTINGENCIES

Issuance of option to consultant and officer

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

On August 12, 2025, the Company granted 100,000 restricted stock units (note 8), with a fair value of $359,000, to the consultant in satisfaction of the original obligation to issue 100,000 options.

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

On August 12, 2025, the Company granted 750,000 restricted stock units (note 8), with a fair value of $2,692,500, to the CFO in satisfaction of the all obligations of issuance of the 250,000 options.

Midland Economic Development Agreement

On October 7, 2024, the Company entered into an economic development agreement (the "Economic Development Agreement") with Midland Development Corporation ("MDC"), whereby MDC has agreed to provide certain incentives to the Company for (i) expansion of its business operations to the Midland International Air & Space Port ("KMAF"), (ii) creation and retention of primary jobs within the corporate limits of the City of Midland, and (iii) relocation of certain capital assets and equipment at the Midland International Air & Space Port. In connection with the Economic Development Agreement, the Company has a commitment to enter into certain temporary, short-term, and long-term hangar leases at KMAF, and the MDC would provide reimbursements of lease payments until a long-term hangar lease is being entered into. For the year ended December 31, 2025, the Company incurred short-term rent expenses of $112,000 and relocation costs of $51,723 in relation to the Economic Development Agreement.

For the year ended December 31, 2025, the Company is entitled to grant income related to reimbursement of these costs of $163,723. As of December 31, 2025 and December 31, 2024, the Company had a grant payable of $354,967 and $0, respectively.

STARFIGHTERS SPACE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

If all four phases of the Aircraft Agreement are completed, the total cost of the agreement will be $20,000,000. As of December 31, 2025, the Company has made deposits to Aerovision totalling $5,150,000 (December 31, 2024 - $150,000).

12. CORRECTION OF IMMATERIAL ERRORS

During the preparation of the Company's consolidated financial statements for the year ended December 31, 2025, the Company identified certain immaterial errors in the previously issued unaudited condensed consolidated interim financial statements for the three and six months ended June 30, 2025; and for the three and nine months ended September 30, 2025.

The Company determined business development expenses of $376,125 and $376,125, respectively, should have been recorded in the unaudited condensed consolidated interim statements of operations for the three and six months ended June 30, 2025; and business development expenses of $472,500 and $848,625, respectively, should have been recorded in the unaudited condensed consolidated interim statements of operations for the three and nine months ended September 30, 2025.

STARFIGHTERS SPACE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12. CORRECTION OF IMMATERIAL ERRORS (CONTINUED)

A corresponding accounts payable and accrued liabilities of $376,125 and $848,625, should have been recorded in the condensed consolidated interim balance sheet as of June 30, 2025, and September 30, 2025, respectively.

As of the three and six months ended June 30, 2025, and three and nine months ended September 30, 2025, the Company received services from a consultant for business development services, however provided insufficient accruals for those services based on information available at the time of reporting for those periods.

The Company also determined consulting fees of $100,000, and $100,000 respectively, were overstated in the unaudited condensed consolidated interim statement of operations for the three and nine months ended September 30, 2025.

A corresponding prepaid expenses of $100,000, should have been recorded in the condensed consolidated interim balance sheet as of September 30, 2025.

The Company also determined research and development expenses of $255,479 was understated in the unaudited condensed consolidated interim statement of operations for the three months ended March 31, 2025. Correspondingly, the research and development expenses in the unaudited condensed consolidated interim statement of operations for the three months ended June 30, 2025 was overstated by $255,479.

For the three months ended March 31, 2025, the corrected net loss is $2,653,107, or $0.13 per share.

For the three and six months ended June 30, 2025, the corrected net loss is $1,934,427 and $4,587,534, respectively, or $0.09 per share, and $0.23 per share, respectively.

For the three and nine months ended September 30, 2025, the corrected net loss is $2,422,410 and $7,009,944, respectively, or $0.12 per share, and $0.34 per share, respectively.

The Company evaluated the corrections and has determined their impacts were immaterial, individually and in aggregate, to the previously issued unaudited condensed consolidated interim financial statements for the three and six months ended June 30, 2025; and the previously issued unaudited condensed consolidated interim financial statements for the three and nine months ended September 30, 2025.

13. SUBSEQUENT EVENTS

On January 5, 2026, the Company issued an aggregate of 29,341 Common Shares pursuant to the cashless exercise of 30,000 warrants outstanding (Note 8), at an exercise price of $0.33 per share.

On January 8, 2026, the Company issued 24,285 Common Shares pursuant to the cashless exercise of 25,000 warrants outstanding (Note 8), at an exercise price of $0.33 per share.

On February 3, 2026, Rick Svetkoff withdrew and transferred $500,000 to accounts not held in Starfighters International, Inc.’s name. This transfer was made without approval of the Company’s Board of Directors or Audit Committee.

On February 17, 2026, Rick Svetkoff withdrew $1,395,869 to repay amounts owing to Rick Svetkoff and RLB Aviation, Inc. This transaction was made without approval of the Company’s Board of Directors or Audit Committee.

On February 19, 2026, Rick Svetkoff, the former CEO, and Brenda Svetkoff, the former Secretary and spouse of the former CEO, resigned from the Company.

On February 19, 2026, the Options granted to Rick Svetkoff, the former CEO, and Brenda Svetkoff, the former Secretary and spouse of the former CEO, amounting to 500,000 Options and 640,000 Options, respectively, were automatically forfeited upon their respective resignations from the Company.

On February 22, 2026, Tim Franta was appointed as CEO of the Company.

On March 12, 2026, the Company issued 114,250 Common Shares upon vesting of 114,250 RSUs (Note 8), which had an acceleration of vesting upon the achievement of a benchmark of the share price of the Company’s Common Shares being traded on the NYSE American.

On April 2, 2026, the Company issued 114,250 Common Shares upon vesting of 114,250 RSUs (Note 8), which had an acceleration of vesting upon the achievement of a benchmark of the share price of the Company’s Common Shares being traded on the NYSE American.

On April 9, 2026, former CEO and Director, Rick Svetkoff filed a complaint against the Company, and its board members in the 18th Judicial Circuit in Brevard County, Florida. The complaint alleges that the defendants breached fiduciary duty, deceptive business practices, and improper control and alteration of corporate records and is seeking $26 million in damages. The Company denies all of the allegations of the complaint and intends to vigorously defend itself.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on such evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that due to the existence of material weaknesses in our internal controls over financial reporting, as discussed in more detail below, our disclosure controls and procedures were not effective as of December 31, 2025. Management has continued to monitor the implementation of the remediation plan described below.

Management's annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company's internal control over financial reporting ("ICFR") is designed under the supervision of our Chief Executive Officer, acting in the capacity of principal executive officer, and our Chief Financial Officer, acting in the capacity of principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, or GAAP. The Company's ICFR includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company's receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

We are a "smaller reporting company" as defined in Item 10(f)(1) of Regulation S-K under the Securities Act. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies.

Our management, including our principal executive officer and our principal financial officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025, in accordance with the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework").

Based on this assessment, Management concluded that certain aspects of the Company's internal control over financial reporting as of December 31, 2025, were not effective.

Material Weakness

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

During the year ended December 31, 2025, seven material weaknesses were identified:

  Lack of controls over banking authorities, including the opening of and custody over bank accounts, and the review and approval over cash disbursements;
  Management’s override of controls due to lack of segregation of duties and insufficiently robust checks and balances;
  Incorrect recognition of stock-based compensation;
  The Company did not obtain board approval for all related party transactions;
  Classification of fixed asset additions;
  Complex debt accounting, inclusive of derivatives; and,
  Completeness of payables and expenses.

Remediation Efforts to Address the Identified Material Weaknesses

We plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate debt and stock-based compensation accounting requirements that apply to our financial statements, and to improve robustness of controls and approvals processes of transactions and disbursements. Our plans at this time include:

  Adopting banking resolutions that limit banking relationships and defining approval authorities to ensure oversight and accountability over the Company’s funds;
  Adopting approval thresholds and enforcing dual-approval requirements for material payments, including those of the Company’s subsidiaries;
  Adopting board-approved bank account inventory and account-opening authority policy;
  Adopting bank access grant and revocation protocols;
  Providing enhanced access to accounting literature and research materials;
  Increasing communication among our personnel and third-party professionals;
  Enhancing our processes in our treasury functions to improve transparency and control;
  Implementing an enhanced matrix of approval authorities and review requirements on banking transactions;
  Implementing enhanced tracking of payables expenditures, including centralized processing of invoices; and,
  Enhancing vendor communications.

Notwithstanding the assessment that our ICFR was not effective as of December 31, 2025 and that there are material weaknesses as identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the period covered thereby in all material respects. We are committed to continuing to improve our internal control processes and we are undertaking measures to remediate the material weaknesses we have identified and generally strengthen our internal control over financial reporting. We will also continue to further review, optimize, and enhance our financial reporting controls and procedures. These material weaknesses will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. The attestation report by our registered public accounting firm was not required pursuant to rules of the SEC that permit us to provide only our management's report on internal control over financial reporting.

Changes in internal control over financial reporting

Except for the material weaknesses identified and the remediation procedures being implemented by the Company as described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter of our fiscal year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During our fourth quarter ended December 31, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All Starfighters directors hold office until the next annual general meeting of the shareholders unless his office is earlier vacated in accordance with our Articles or he becomes disqualified to act as a director. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Starfighters executive officers and directors and their respective ages as of the date of this report are as follows:

Name	Position	Age	Term in Office	Approximate Hours per Week for Part Time Employees/Consultants
Tim Franta	Chief Executive Officer, VP Development and Director	61	Chief Executive Officer (Since February 22, 2026) Director (Since October 18, 2022) VP Development (Since October 18, 2022)	Full Time
David Whitney	Chief Financial Officer	43	Since January 1, 2024	Full Time
Sean Bromley	Director ("Lead Director")	35	Since October 18, 2022	N/A
Brian Goldmeier	Director	42	Since August 12, 2025	N/A
Geoffrey P. Hickman	Director	53	Since August 12, 2025	N/A

The following is a brief account of the education and business experience of each current director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he or she was employed, and including other directorships held in reporting companies.

Tim Franta - CEO, VP Development and Director

Mr. Franta has been the CEO and of Starfighters since February 22, 2026. He has also served as a Director of Starfighters since October 18, 2022, and served as Vice President of Development of Starfighters since October 18, 2022. He is currently developing the smallest rocket capable of making it to low earth orbit by using a Lockheed F-104 as the launch platform. Mr. Franta has served in many technology and policy leadership roles. Prior to Starfighters, Mr. Franta was the deputy director of Energy Florida based in Cape Canaveral from October 2018 to September 2022 and Director of Special Projects from 2012 to October 2018. He specialized in space and energy business development by translating financial and physical requirements into fundable business plans. Mr. Franta is also an expert at coordinating public policy with private and governmental financing for mutually beneficial projects. Previously, Mr. Franta has worked for the Florida Legislature and was chief of staff for the Florida Space Authority. He was instrumental in drafting space transportation legislation which was considered and eventually adopted by the Florida Legislature, managed two launch pads and helped fund more than $300 million of space and ground infrastructure.

David Whitney - Chief Financial Officer

Mr. Whitney has served as Starfighters Space, Inc.'s Chief Financial Officer since January 2024.  Mr. Whitney has been serving as a Finance Executive for technology companies for the past 10 years with both private and public companies. From November 2016 to May 2020 Mr. Whitney served as the Chief Financial Officer for RentMoola Payment Solutions Inc. ("RentMoola"). From September 2018 to January 2020 he also served on the Board of Directors for RentMoola. During his tenure at RentMoola, Mr. Whitney oversaw the financing and accounting divisions at the Company; he was responsible for all capital raises which included a Series A, and retail investments. From May 2020 to September 2022 he served as Chief Financial Officer for Property Vista Software Inc. ("Property Vista"). At Property Vista, Mr. Whitney was responsible for the finance and accounting office at the Company and was responsible for all capital and debt solutions while employed there. From September 2022 to December 2023 Mr. Whitney was Chief Financial Officer for a large Canadian independent film studio, BRON Studios. Mr. Whitney had a team of over 60 finance and account staff and was responsible for over $500MM in film and investment assets. Mr. Whitney is a CPA (CA) designated in British Columbia Canada, articling in public practice at Ernst & Young LLP. Mr. Whitney has won several distinguished awards in his field including Ernst & Youngs '40 Under 40' award for Western Canada. Mr. Whitney has a Bachelor of Business Administration minoring in Advanced Accounting from the British Columbia Institute of Technology.

Sean Bromley - Director

Mr. Bromley is a self-employed independent consultant to private and public companies and has significant experience in consulting and advising early-stage companies. As a former investment advisor, Mr. Bromley also brings considerable capital markets and financing expertise to the Company. He has been working as an investment consultant for the past 9 years and currently serves, or has served, as a director and consultant for multiple public and private companies including The Vurger Co Ltd. (since March 2022), Modern Mining Technology Corp. (since September 2021), Promino Nutritional Sciences Inc. (since August 2020), Pure Extracts Technologies Corp. (December 2019 to August 2023), Isracann Biosciences Inc. (December 2018 to January 2024), Bolt Metals Corp. (October 2017 to November 2024) White Gold Corp. (since November 2015), and Apollo Silver Corp. (August 2015 to June 2023). As a consultant, Mr. Bromley assists companies with corporate strategy, the identification of potential targets for mergers and acquisitions and the negotiation of transaction agreements, capital raising and making introductions to potential business partners. Mr. Bromley holds a Bachelor of Commerce degree with specialization in Finance from the University of Calgary in Alberta, Canada. He also studied at The Hong Kong University of Science and Technology in 2012.

Brian Goldmeier - Director

Mr. Goldmeier is the founder and president of BYG Strategies, Inc., a strategic advisory and political consultancy firm headquartered in Miami, Florida, which he founded in November 2010. Through his firm, Mr. Goldmeier advises public and private sector clients across the United States on market entry, expansion strategies, capital development, and stakeholder engagement. He has extensive experience supporting early-stage companies, including those in the technology, cryptocurrency, and financial services sectors, and has worked closely with C-suite executives and corporate boards to advance growth strategies and public-private initiatives. Mr. Goldmeier has served as a senior advisor and principal fundraiser to numerous political campaigns, issue-based initiatives, and nonprofit organizations. Over the course of his career, he has led efforts that have raised more than $300 million for political and policy campaigns and has supported capital raises and business development projects valued at over $500 million. His experience includes structuring and advising on complex multi-stakeholder initiatives, public-private partnerships, and major investment and infrastructure projects. Mr. Goldmeier is also engaged in civic and professional training, offering strategic networking and fundraising guidance to elected officials, trade associations, and business coalitions. He is widely regarded for his ability to navigate government relations, investment strategy, and corporate positioning at both the local and national level.

Geoffrey P. Hickman - Director

Geoffrey "Hak" Hickman is a c-suite executive and board member with over 30 years' experience in risk management, financial services, and building high performing teams. He is a former tactical military pilot with over 3200 flight hours and holds FINRA banking licenses (Series 24, 79, 7, 63).

While also flying for a major US airline, Mr. Hickman is currently the Managing Partner of Global Specialized Advisory, LLC., a consulting company providing expertise to clients with a focus on financial efficiency, structuring and risk transfer. Prior to this, Mr. Hickman was the Chief Commercial Officer for Aon's Public Sector Partnership (PSP) which focused on developing innovative solutions to help governments and other public institutions reduce volatility and increase the resiliency of their mission.

Mr. Hickman previously served as a senior leader within Citi's Public Sector Group and led Citi's relationships with the World Bank Group and the U.S. Department of Defense. He also led Citi's overall efforts with Developmental Finance Institutions headquartered in Asia and Ministries of Defense globally. In these roles, Mr. Hickman drove client satisfaction in the delivery of Citi's full suite of corporate banking solutions to these complex, global public sector clients. Before joining Citi, Mr. Hickman was a management consultant with McKinsey & Company and specialized in designing transformative processes and structures in his work with financial institutions and large governmental organizations.

Prior to his career in the business world, Mr. Hickman served as an F-16 Instructor and Evaluator pilot in the U.S. Air Force (USAF). Mr. Hickman deployed for multiple contingency operations and flew combat missions over Iraq and the former Yugoslavia, accumulating over 269 combat hours.  In his final USAF assignment, Mr. Hickman served as the Ninth Air Force "Viper East" Demonstration Pilot and Team Commander. During this two-year period, he flew F-16 demonstrations at 77 air show sites across the US and Europe for over 17 million spectators. After departing from the USAF, Mr. Hickman was able to continue flying air shows after becoming qualified in the L-39 and F-104.

Mr. Hickman holds the degree of Master in Public Policy (MPP) from Harvard's Kennedy School of Government and a BS in International Affairs/History with a Minor in Mandarin language from the U.S. Air Force Academy. He is also the co-founder of the Veterans on Wall Street (VOWS) DC chapter, has served as a board member for the Association of Military Banks of America (AMBA) and is the Chair of the Advisory Board for Ranchland Capital Partners, a real asset investment manager focused exclusively on large western Ranchlands and providing clients with access to professionally managed, institutional quality assets.

Significant Employees

The Company does not have any significant employees.

Family Relationships

There are currently no family relationships between any of the members of the board of directors or the executive officers. Our former President, Chief Executive Officer, Executive Chairman and Director, Rick Svetkoff, and our former corporate secretary, Brenda Svetkoff, are spouses.

Involvement in Certain Legal Proceedings

Except as disclosed in this Annual Report, during the past ten years none of the following events have occurred with respect to any of our directors or executive officers:

1.	A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

a.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

b.	Engaging in any type of business practice; or

c.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.	Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;

5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

a.	Any Federal or State securities or commodities law or regulation; or

b.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

c.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Sean Bromley, a director of the Company, was a director of The Vurger Co. Ltd. ("Vurger") when a Notice of Administrator's Appointment with respect to Vurger was filed with the United Kingdom's Companies House in accordance with Rule 3.27 of the Insolvency (England & Wales) Rules 2016 and paragraph 46(4) of Schedule B1 to the Insolvency Act 1986 in April 2023.  On April 28, 2023, Vurger entered into insolvency proceedings, leading to a "pre-packaged" administration sale of its assets which was announced and completed on May 5, 2023. Vurger was dissolved on June 18, 2025.

There are currently no legal proceedings to which any of our directors or officers is a party adverse to us or in which any of our directors or officers has a material interest adverse to us.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2025, except as follows:

Name	Position Held	Late or Unfiled Report
Rick Svetkoff	CEO, President, Executive Chairman and Director	Late filed Form 3

Tim Franta	VP Development and Director	Late filed Form 3

David Whitney	Chief Financial Officer	Late filed Form 3

Sean Bromley	Director	Late filed Form 3

Brian Goldmeier	Director	Late filed Form 3

Geoffrey P. Hickman	Director	Late filed Form 3

Director Independence

We have determined that Messrs. Sean Bromley, Brian Goldmeier and Geoffrey Hickman are independent directors in accordance with the listing requirements of NYSE American. The NYSE American independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of the Company's employees and that neither the director nor any of his, her or their family members has engaged in various types of business dealings with the Company.

Code of Business Conduct and Ethics

On August 22, 2025, the Company adopted a written code of business conduct and ethics (the "Code of Business Conduct and Ethics") that applies to its directors, officers and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. In addition, the Company intends to post on its website all disclosures that are required by law concerning any amendments to, or waivers from, any provision of the code. A copy of the Code of Business Conduct and Ethics is attached as Exhibit 14.1 to this Annual Report on Form 10-K.

Committees of the Board of Directors

Our Board of Directors currently has three committees, the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee, each which operate pursuant to a charter adopted by our Board of Directors. The Board of Directors may also establish other committees from time to time to assist our Company and the Board.

Audit Committee

Our Audit Committee consists of Sean Bromley, Brian Goldmeier and Geoff Hickman each of whom have been determined by the Board to satisfy the independence requirements under NYSE American listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chair of our Audit Committee is Sean Bromley, who the Board has determined is an "audit committee financial expert" within the meaning of SEC regulations. Each member of our Audit Committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the Board has examined each Audit Committee member's scope of experience and the nature of their employment in the corporate finance sector.

The Audit Committee is governed by an updated charter approved by our Board of Directors, a copy of which is attached as exhibit 99.1 to our Post-Qualification Amendment to Offering Statement on Form 1-A filed with the SEC on August 26, 2025. The Audit Committee is responsible for, among other things:

●

ensuring, through discussion with management and the external auditors, that the Company's annual and quarterly financial statements (individually and collectively, the "Financial Statements"), as applicable, present fairly in all material respects the financial conditions, results of operations and cash flows of the Company as of and for the periods presented;

●	reviewing and recommending for approval to the Board, the Company's financial statements, accounting policies that affect the financial statements, annual MD&A and associated press release(s);

●	reviewing significant issues affecting financial reports;

●	monitoring the objectivity and credibility of the Company's financial reports;

●	considering the effectiveness of the Company's internal controls over financial reporting and related information technology security and control;

●	reviewing with auditors any issues or concerns related to any internal control systems in the process of the audit;

●

reviewing with management, external auditors and legal counsel any material litigation claims or other contingencies, including tax assessments, and adequacy of financial provisions, that could materially affect financial reporting;

●

overseeing the work of the external auditor engaged for the purpose of preparing or issuing an auditor's report or performing such other audit, review or attest services for the Company, including the resolution of disagreements between management and the external auditor regarding financial reporting; and

●	taking such other actions within the general scope of its responsibilities as the Audit Committee shall deem appropriate or as directed by the Board of Directors.

Nominating and Corporate Governance Committee

The Board of Directors adopted a Nominating and Corporate Governance Committee Charter that complies with the requirements of Section 804 of the NYSE American Company Guide, and has established a Nominating and Corporate Governance Committee (the "N&CG Committee") which operates under its Nominating and Corporate Governance Committee Charter. The N&CG Committee is currently comprised of Geoff Hickman (chair), Seam Bromley and Brian Goldmeier. The N&CG Committee is responsible for (i) identifying and recommending to the Board, individuals qualified to be nominated for election to the Board; (ii) recommending to the Board, the members and chairperson for each Board committee; and (iii) periodically reviewing and assessing the Company's corporate governance principles contained in the Nominating and Corporate Governance Committee Charter and making recommendations for changes thereto to the Board. The N&CG Committee is governed by a charter approved by our Board of Directors, a copy of which is attached as exhibit 99.2 to our Post-Qualification Amendment to Offering Statement on Form 1-A filed with the SEC on August 26, 2025.

The N&CG Committee is responsible for, among other things:

●	leading the Company's search for individuals qualified to become members of the Board;

●	evaluating and recommending to the Board for nomination candidates for election or re-election as directors;

●	establishing and overseeing appropriate director orientation and continuing education programs;

●	making recommendations to the Board regarding an appropriate organization and structure for the Board of Directors;

●	evaluating the size, composition, membership qualifications, scope of authority, responsibilities, reporting obligations and charters of each committee of the Board;

●

periodically reviewing and assessing the adequacy of the Company's corporate governance principles as contained in the Nominating and Corporate Governance Committee Charter and, should it deem it appropriate, it may develop and recommend to the Board of Directors for adoption of additional corporate governance principles;

●

periodically reviewing the Company's Articles in light of existing corporate governance trends, and shall recommend any proposed changes for adoption by the Board of Directors or submission by the Board of Directors to the Company's shareholders;

●	making recommendations on the structure and logistics of Board of Directors' meetings and may recommend matters for consideration by the Board of Directors;

●	considering, adopting and overseeing all processes for evaluating the performance of the Board of Directors, each committee and individual directors; and

●	annually reviewing and assessing its own performance.

Compensation Committee

The Board of Directors adopted a Compensation Committee Charter which complies with the requirements of Section 805 of the NYSE American Company Guide and the Board of Directors has established a Compensation Committee (the "Compensation Committee"). The Compensation Committee is comprised of Sean Bromley (chair), Geoff Hickman and Brian Goldmeier. The Compensation Committee is governed by a charter approved by our Board of Directors, a copy of which is attached as exhibit 99.3 to our Post-Qualification Amendment to Offering Statement on Form 1-A filed with the SEC on August 26, 2025..

The Compensation Committee assists the Board in fulfilling its oversight responsibilities relating to officer and director compensation, succession planning for senior management, development and retention of senior management and such other duties as directed by the Board.

Each of the Compensation Committee members satisfies the "independence" requirements of Section 803(A)(2) of the NYSE American Company Guide. The Compensation Committee will be responsible for, among other things:

●	reviewing and approving the Company's compensation guidelines and structure;

●	reviewing and approving on an annual basis the corporate goals and objectives with respect to the CEO of the Company;

●	reviewing and approving on an annual basis the evaluation process and compensation structure for the Company's other officers, including salary, bonus, incentive and equity compensation;

●	reviewing the Company's incentive compensation and other equity-based plans and recommending changes in such plans to the Board as needed.

●

periodically making recommendations to the Board regarding the compensation of non-management directors, including Board and committee retainers, meeting fees, equity-based compensation and such other forms of compensation and benefits as the Committee may consider appropriate; and

●	overseeing the appointment and removal of executive officers, and reviewing and approving for executive officers, including the CEO, any employment, severance or change in control agreements.

Insider Trading

On August 22, 2025, the Board of Directors adopted an Insider Trading, Reporting and Blackout Policy, which governs the purchase, sale, and/or other dispositions of securities by directors, officers and employees of the Company and its subsidiary companies that are designed to promote compliance with insider trading laws, rules and regulations as part of the Company's commitment to ethical and lawful business conduct. A copy of the Insider Trading, Reporting and Blackout Policy is attached as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Our named executive officers for the fiscal year ended December 31, 2025 ("Fiscal 2025") consists of (i) Rick Svetkoff, who served as our President, CEO and Executive Chairman until his resignation from all positions after Fiscal 2025, on February 19, 2026, (ii) David Whitney, our current Chief Financial Officer, and (iii) Tim Franta, our Vice President of Development who was appointed as our CEO after Fiscal 2025, on February 22, 2026. Our named executive officers for the fiscal year ended December 31, 2024 ("Fiscal 2024") consists of (i) Rick Svetkoff, our former President and CEO, (ii) David Whitney, our Chief Financial Officer, and (iii) Tim Franta, our Vice President of Development and current CEO. The following Summary Compensation Table sets forth the compensation earned by or paid to our named executive officers for Fiscal 2025 and Fiscal 2024 are as follows:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non- qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Rick Svetkoff (1) Former President, CEO and Executive Chairman	2025 2024	372,000 270,000	10,097 10,000	- -	868,102 -	- -	- -	13,250 13,250	1,263,449 293,250
David Whitney (2) CFO	2025 2024	180,000 102,000	- 55,000	2,692,500 -	- -	- -	- -	- -	2,872,500 157,000
Tim Franta VP of Development(3)	2025 2024	120,000 114,000	5,000 5,000	- -	217,025 -	- -	- -	- -	342,025 119,000

Notes:

(1)

Mr. Svetkoff was appointed as our President and CEO September 6, 2022, and was appointed as Executive Chairman on June 1, 2024.  He resigned from all positions on February 19, 2026. Mr. Svetkoff’s stock option awards had not vested as of the date of his resignation, and therefore, were automatically forfeited and cancelled. Mr. Svetkoff’s salary for 2025 contained $300,000 in management fees, and $72,000 in director fees. Mr. Svetkoff’s salary for 2024 contained $222,000 in management fees, and $48,000 in director fees. Amounts also include $13,250 for the personal use of the Company-provided vehicle in 2025 and $13,250 in 2024.

(2)	Mr. Whitney was appointed as our CFO on January 1, 2024.
(3)

Mr. Franta was appointed as our CEO on February 22, 2026. Mr. Franta’s salary for 2025 contained $96,000 in professional fees, and $24,000 in director fees. Mr. Franta’s salary in 2024 contained $90,000 in professional fees, and $24,000 in director fees.

During our most recently completed financial years, we did not pay any other executive compensation to our named executive officers.

Executive Employment Agreements

As of December 31, 2025, we did not have any employment agreements with any of our named executive officers.

Consulting Agreements

We have entered into consulting agreements with the following executive officers, directors (including former directors), employees, and consultants. We may enter into additional employment agreements with other key executives, directors, employees, and consultants in the future.

Tim Franta

We currently do not have a written employment or consulting agreement with our current CEO and Vice President of Development, Tim Franta. Mr. Franta's compensation was historically determined based on available funds from operations.

For the fiscal year 2024, Mr. Franta was paid $7,500 per month as salary and $2,000 per month as director fees. On or around January 3, 2025, the monthly salary fees paid to Mr. Franta were increased from $7,500 per month to $8,000 per month.

Sea Island Consulting Ltd. (David Whitney)

Sea Island Consulting Ltd. ("Sea Island"), a company wholly-owned and controlled by David Whitney, entered into a consulting agreement with the Company dated January 1, 2024. Pursuant to the terms and conditions of the agreement, David Whitney will perform the services of Chief Financial Officer of the Company for monthly compensation of $4,250 per month. Pursuant to the consulting agreement, the Company has agreed to grant Sea Island the following Options pursuant to the 2023 Stock Incentive Plan:

  100,000 Options with an exercise price equal to $3.59, 1/6 of which shall vest on the first day of each calendar month following January 1, 2024, provided that the consulting agreement remains in force on each applicable date of vesting; and
  150,000 contingent Options with an exercise price equal to $3.59, which shall vest on July 1, 2024, provided that the Board approves the vesting on July 1, 2024, in the Board's sole discretion.

The Options and any underlying Common Stock will be subject to a six-month escrow period (or such longer period as may be required by the Company's selling agent or underwriter) from the date of the Company completes an initial public offering, or the Common Stock are otherwise listed on a recognized stock exchange in the United States.

On or around September 1, 2024, the monthly consideration under the consulting agreement was verbally agreed to be increased from $4,250 per month to $8,500 per month retroactively effective to January 1, 2024. On or around March 14, 2025, the monthly consideration under the consulting agreement was verbally agreed to be increased from $8,500 per month to $15,000 per month retroactively effective to January 1, 2025.

On August 12, 2025, the Company granted Mr. Whitney 750,000 restricted stock units and Mr. Whitney agreed to waive the requirement for the granting of any options under the Sea Island consulting agreement.

The Company's engagement of Sea Island commenced on January 1, 2024, and will continue indefinitely on a month-to-month basis until the agreement is terminated in accordance with its terms. The Company may terminate the agreement at any time for cause by providing Sea Island written notice. Additionally, either Sea Island or the Company may terminate the agreement upon at least thirty (30) days' prior written notice.

Rick Svetkoff

We did not have a written employment or consulting agreement with our former CEO, Rick Svetkoff. Prior to the inception of the Company in September 2022, Mr. Svetkoff was the sole director, officer and shareholder of the predecessors to the Company. Mr. Svetkoff's compensation was historically determined based on available funds from operations.

For the fiscal year 2024, Mr. Svetkoff was paid $18,500 per month as management fees and $2,000 per month as director fees. In addition, Mr. Svetkoff received $4,000 per month as chairman fees from June to December 2024. On or around January 3, 2025, the monthly management fees paid to Mr. Svetkoff were increased from $18,500 per month to $25,000 per month.

Outstanding Equity Awards Held by Named Executive Officers at Fiscal Year End

The following table sets forth information as at December 31, 2025, relating to equity awards that have been granted to the Named Executive Officers. These equity awards are structured to vest over time, ensuring that our executive team remains motivated to drive the Company's success over the long haul. While these equity awards are primarily focused on retention and long-term alignment rather than immediate performance milestones, we are actively developing additional performance-based incentives which are expected to be specifically designed to directly tie compensation to the achievement of strategic objectives and operational targets, thereby enhancing accountability and driving Company performance. We believe that introducing such performance-linked components will further refine our compensation strategy to support our business goals. We continue to review and adjust our equity compensation plans to ensure they effectively motivate our executives and align with our evolving business strategy and shareholder interest:

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Rick Svetkoff (former CEO, President and Executive Chairman)	Nil	500,000	N/A	$3.59	Aug. 12, 2030	N/A	N/A	N/A	N/A
David Whitney	N/A	N/A	N/A	N/A	N/A	N/A	N/A	712,500	8,300,625
Tim Franta	Nil	125,000	N/A	$3.59	Aug. 12, 2030	N/A	N/A	N/A	N/A

The stock option awards that were granted to our named executive officers during the fiscal year ended December 31, 2025 vest on June 16, 2026. Mr. Svetkoff's stock option awards had not vested as of the date of his resignation, and therefore, were automatically forfeited and cancelled effective February 19, 2026.

The restricted stock units that were granted to David Whitney during the fiscal year ended December 31, 2025 vest as to 50% on June 16, 2026, 25% either June 16, 2026 or immediately if closing price is greater than $17.95 for 10 consecutive trading days starting December 18, 2025, 5% either June 16, 2026 or immediately if closing price is greater than $5.38 on any day, 5% either on June 16, 2026 or immediately if closing price is greater than $5.38 for 10 consecutive trading days starting Feb. 16, 2026, 5% either on June 16, 2026 or immediately if closing price is greater than $5.38 for 10 consecutive trading days starting March 18, 2026, 5% either on June 16, 2026 or immediately if closing price is greater than $5.38 for 10 consecutive trading days starting April 17, 2026, and 5% either on June 16, 2026 or immediately if closing price is greater than $5.38 for 10 consecutive trading days starting May 17, 2026.

Retirement Benefits

The Company does not have any defined benefit or defined contribution plans that provide for payments or benefits at, following or in connection with retirement.

Separation Benefits

The Company does not have any agreements that provide for payment(s) to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a name executive officer, or a change in control of the smaller reporting company or a change in the named executive officer's responsibilities following a change in control, with respect to each named executive officer.

Compensation Policies and Practices and Risk Management

One of the responsibilities of our Compensation Committee and our Board, in its role in setting executive compensation and overseeing our various compensation programs, is to ensure that our compensation programs are structured so as to discourage inappropriate risk-taking. We believe that our existing compensation practices and policies for all employees, including executive officers, mitigate against this risk by, among other things, providing a meaningful portion of total compensation in the form of equity incentives. Future equity incentives in the form of stock grants to promote long-term rather than short-term financial performance and to encourage employees to focus on sustained stock price appreciation. The Compensation Committee is responsible for monitoring our existing compensation practices and policies and investigating applicable enhancements to align our existing practices and policies with avoidance or elimination of risk and the enhancement of long-term stockholder value.

Director Compensation

Each of our directors receives regular cash compensation of $2,000 per month, for serving on the Board.

The following table set forth information relating to the compensation paid to our directors who are not named above in the Summary Compensation Table for Fiscal 2025:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Sean Bromley	24,000	807,750	-	-	-	-	831,750
Brian Goldmeier(1)	10,000	269,250	-	-	-	-	279,250
Geoffrey Hickman(2)	10,000	-	218,059	-	-	-	228,059
Austin Thornberry(3)	49,000	269,250	-	-	-	-	318,250
Frostee Rucker(4)	54,606	538,500	-	-	-	-	593,106

Notes:

(1) Brian Goldmeier was appointed as a director on August 12, 2025.

(2) Geoffrey Hickman was appointed as a director on August 12, 2025.

(3) Austin Thornberry resigned as a director on August 11, 2025. Mr. Thornberry’s fees included 14,000 in director fees, and $35,000 in consulting fees.

(4) Frostee Rucker resigned as a director on August 11, 2025. Mr. Rucker’s ’s fees included 14,000 in director fees, and $40,606 in consulting fees.

Outstanding Equity Awards Held by Directors at Fiscal Year End

The following table sets forth information as at December 31, 2025, relating to equity awards that have been granted to the Directors. These equity awards are structured to vest over time, ensuring that our board of directors remains motivated to drive the Company’s success over the long haul. While these equity awards are primarily focused on retention and long-term alignment rather than immediate performance milestones, we are actively developing additional performance-based incentives which are expected to be specifically designed to directly tie compensation to the achievement of strategic objectives and operational targets, thereby enhancing accountability and driving Company performance. We believe that introducing such performance-linked components will further refine our compensation strategy to support our business goals. We continue to review and adjust our equity compensation plans to ensure they effectively motivate our executives and align with our evolving business strategy and shareholder interest:

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Sean Bromley	N/A	N/A	N/A	N/A	N/A	N/A	N/A	213,750	2,490,188
Brian Goldmeier	N/A	N/A	N/A	N/A	N/A	N/A	N/A	71,250	830,063
Geoffrey Hickman	Nil	50,000 75,000	N/A	$3.59 $3.59	Aug. 12, 2030 Sep. 29, 2030	N/A	N/A	N/A	N/A

The stock option awards that were granted to Mr. Hickman during the fiscal year ended December 31, 2025 vest on June 16, 2026.

The restricted stock units that were granted to Mr. Bromley and Mr. Goldmeier during the fiscal year ended December 31, 2025 vest as to 50% on June 16, 2026, 25% either June 16, 2026 or immediately if closing price is greater than $17.95 for 10 consecutive trading days starting December 18, 2025, 5% either June 16, 2026 or immediately if closing price is greater than $5.38 on any day, 5% either on June 16, 2026 or immediately if closing price is greater than $5.38 for 10 consecutive trading days starting Feb. 16, 2026, 5% either on June 16, 2026 or immediately if closing price is greater than $5.38 for 10 consecutive trading days starting March 18, 2026, 5% either on June 16, 2026 or immediately if closing price is greater than $5.38 for 10 consecutive trading days starting April 17, 2026, and 5% either on June 16, 2026 or immediately if closing price is greater than $5.38 for 10 consecutive trading days starting May 17, 2026.

Recovery (Clawback) Policy

On August 22, 2025, the Board of Directors of the Company adopted the Starfighters Space, Inc. Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation (the "Recovery Policy"), with an effective date of August 22, 2025, which complies with Section 10D of the United States Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rule 10D-1 of the Exchange Act ("Rule 10D-1"), and the listing rules adopted by NYSE American (collectively, the "Final Clawback Rules"). The Board has designated the Compensation Committee of the Board as the administrator of the Recovery Policy.

The Recovery Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from current and former executive officers as defined in Rule 10D-1 ("Covered Officers") of the Company in the event that the Company is required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Recovery Policy, the Company may recoup from the Covered Officers erroneously awarded incentive-based compensation received within a lookback period of the three completed fiscal years preceding the date on which the Company is required to prepare an accounting restatement.

A copy of our Recovery Policy is attached as Exhibit 97.1 to this Annual Report on Form 10-K.

Timing of Stock Awards and Disclosure of Material Nonpublic Information

The Company does not follow a predetermined scheduled for granting stock options. Typically, the Board of Directors and the Compensation Committee consider granting stock options after the filing of the Company's Annual Report on Form 10-K and announcement of the financial results for that fiscal year end. The granting of stock options or other awards under the Company's Amended and Restated 2023 Stock Incentive Plan is contingent on the Company's performance.

The Board of Directors and the Compensation Committee review and approve these awards. They ensure that material nonpublic information (MNPI) is taken into account when determining the timing and terms of the awards and, if MNPI is present, the award will be deferred until such information has been publicly disclosed.

The Company does not time the disclosure of MNPI to influence the value of executive compensation. All material information is disclosed promptly in accordance with SEC rules and regulations and the Company's internal policies.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 13, 2026 by (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our officers and directors, and (iii) our officers and directors as a group. Unless otherwise indicated, it is our understanding and belief that the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership
Directors and Officers:

Tim Franta, Chief Executive Officer, VP Development and Director c/o 505 Odyssey Way, Suite 203, Kennedy Space Center, Florida, 32953	Nil	Nil

David Whitney, Chief Financial Officer c/o 505 Odyssey Way, Suite 203, Kennedy Space Center, Florida, 32953	112,500(2)	*

Sean Bromley, Director c/o 505 Odyssey Way, Suite 203, Kennedy Space Center, Florida, 32953	564,978(3)	1.3%

Brian Goldmeier, Director c/o 505 Odyssey Way, Suite 203, Kennedy Space Center, Florida, 32953	15,000(4)	*

Geoffrey Hickman, Director c/o 505 Odyssey Way, Suite 203, Kennedy Space Center, Florida, 32953	Nil	Nil

All directors and executive officers as a group (5 persons)	692,478(5)	1.6%

Major Stockholders:

Rick Svetkoff 1608 North Jasmine Avenue, Tarpon Springs, Florida, 34689	14,170,000(6)	32.1%

Notes:

*	Less than one percent.

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of such security; and (ii) investment power, which includes the power to dispose or direct the disposition of the security. Certain shares of common stock may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares of common stock are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares of common stock outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of common stock of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of April 13, 2026. As of April 13, 2026, there were 44,173,972 shares of common stock of the Company issued and outstanding.

(2)	This figure represents (i) 37,500 shares of common stock held directly by Mr. Whitney, and (ii) 75,000 restricted stock units that will settle into 75,000 shares of common stock, which will vest within 60 days of the date hereof.

(3)	This figure represents (i) 52,500 shares of common stock held directly by Mr. Bromley, (ii) 489,978 shares of common stock held by 1129925 B.C. Ltd., over which Mr. Bromley has voting and investment control over such securities, and (iii) 22,500 restricted stock units that will settle into 22,500 shares of common stock, which will vest within 60 days of the date hereof.

(4)	This figure represents (i) 7,500 shares of common stock held directly by Mr. Goldmeier, and (ii) 7,500 restricted stock units that will settle into 7,500 shares of common stock, which will vest within 60 days of the date hereof.

(5)	This figure consists of (i) 587,478 shares of common stock, and (ii) 105,000 restricted stock units that will settle into 105,000 shares of common stock, which will vest within 60 days of the date hereof.

(6)	This figure represents 14,170,000 shares of common stock held directly by Mr. Svetkoff.

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our Company.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2025
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,700,000	3.59	Nil
Equity compensation plans not approved by security holders	N/A	N/A	N/A
TOTAL:	4,700,000(1)		Nil

Notes:

(1) On February 19, 2026, an aggregate of 1,140,000 unvested stock options were automatically forfeited and cancelled in accordance with the terms of the Amended and Restated 2023 Stock Incentive Plan (as defined below) following the resignations of a certain director and officers, and 250,000 unvested stock options were automatically forfeited and cancelled due to certain consultants no longer providing continuous services to the Company. A total of 1,390,000 shares of Common Stock have been returned to the pool of awards that may be granted under the Amended and Restated 2023 Stock Incentive Plan.

On October 27, 2023, the Board authorized, confirmed and approved the adoption of a new stock incentive plan, being the Company's "2023 Stock Incentive Plan", under which up to 4,000,000 shares of Common Stock may be issued pursuant to awards that may be granted under the 2023 Stock Incentive Plan. On August 12, 2025, the Board authorized, confirmed and approved amendments to the 2023 Stock Incentive Plan, to among other things, mainly increase the number of shares of Common Stock that may be issued pursuant to awards that may be granted to 4,700,000 shares of Common Stock (the "Amended and Restated 2023 Stock Incentive Plan"). On August 25, 2025, the Amended and Restated 2023 Stock Incentive Plan was approved by the written consent of the majority stockholders of the Company.

The Amended and Restated 2023 Stock Incentive Plan is administered by the Board, the Company's compensation committee, or any other committee appointed by the Board to administer the Amended and Restated 2023 Stock Incentive Plan, whom shall determine, among other things: (i) the persons to be granted awards under the Amended and Restated 2023 Stock Incentive Plan; (ii) the number of shares of Common Stock or amount of other awards to be granted; and (iii) the terms and conditions of the awards granted.

The Company may issue stock options, stock appreciation rights ("SARs"), restricted stock, unrestricted stock, restricted stock units, deferred stock units or other right or benefit under the Amended and Restated 2023 Stock Incentive Plan. As indicated above, an aggregate of 4,700,000 shares of Common Stock may be issued pursuant to the grant of awards under the Amended and Restated 2023 Stock Incentive Plan.

An award may not be exercised after the termination date of the award and may be exercised following the termination of an eligible participant's continuous service only to the extent provided by the administrator under the Amended and Restated 2023 Stock Incentive Plan. If the administrator under the Amended and Restated 2023 Stock Incentive Plan permits a participant to exercise an award following the termination of continuous service for a specified period, the award terminates to the extent not exercised on the last day of the specified period or the last day of the original term of the award, whichever occurs first. In the event an eligible participant's service has been terminated for "cause", they shall immediately forfeit all rights to any of the awards outstanding.

The Amended and Restated 2023 Stock Incentive Plan includes the following best practice provisions to reinforce the alignment between stockholders' interests and equity compensation arrangements. These provisions include, but are not limited to:

  No discounted awards: the exercise price of an award must not be lower than 100% of the fair market value of the Common Stock on the stock exchange or system on which the shares are traded or quoted at the time the award is granted;
  No buyout without stockholder approval: outstanding options or SARs may not be bought out or surrendered in exchange for cash unless stockholder approval is received;
  No repricing without stockholder approval: the Company may not, without stockholder approval, reprice an award by reducing the exercise price of a stock option or exchanging a stock option for cash, other awards or a new stock option with a reduced exercise price;
  No accelerated vesting of outstanding unvested awards and double-trigger change of control requirements: no acceleration of any unvested awards shall occur except in the case of the death or disability of the grantee or upon a change of control. In this respect the Amended and Restated 2023 Stock Incentive Plan requires a "double-trigger" - both a change of control and a qualifying termination of continuing services - to accelerate the vesting of awards. In connection with a change in control, time-based awards shall only be accelerated if the awards are not assumed or converted following the change in control and performance based awards shall only be accelerated: (i) to the extent of actual achievement of the performance conditions; or (ii) on a prorated basis for time elapsed in ongoing performance period(s) based on target or actual level achievement. In connection with vesting of outstanding awards following a qualifying termination after a change in control (i.e., double-trigger vesting), the same conditions set forth in the preceding sentence will apply;
  No dividends for unvested awards: holders of any awards which have not yet vested are not entitled to receive dividends, however, dividends may be accrued and paid upon the vesting of such awards;
  No liberal share recycling: Common Stock issued under the Amended and Restated 2023 Stock Incentive Plan pursuant to an award, or Common Stock retained by or delivered to the Company to pay either the exercise price of an outstanding stock option or the withholding taxes in connection with the vesting of incentive stock awards or SARs, and Common Stock purchased by the Company in the open market using the proceeds of option exercises, do not become available for issuance as future awards under the Amended and Restated 2023 Stock Incentive Plan;
  Transferability: the awards granted under the Amended and Restated 2023 Stock Incentive Plan generally may not be sold, transferred, pledged, assigned or otherwise alienated or hypothecated, other than by will, by the laws of descent and distribution to a grantee's spouse, former spouse or dependent pursuant to a court-approved domestic relations order which relates to the provision of child support, alimony payments or marital property rights;
  No automatic grants: the Amended and Restated 2023 Stock Incentive Plan does not provide for automatic grants to any eligible participant; and
  No evergreen provision: the Amended and Restated 2023 Stock Incentive Plan does not provide for an "evergreen" feature pursuant to which the Common Stock authorized for issuance under the Amended and Restated 2023 Stock Incentive Plan can be automatically replenished.

The foregoing summary of the Amended and Restated 2023 Stock Incentive Plan is not complete and is qualified in its entirety by reference to the Amended and Restated 2023 Stock Incentive Plan.  The Amended and Restated 2023 Stock Incentive Plan has been incorporated by reference into this annual report on Form 10-K as Exhibit 10.23.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Except as described below, none of the following parties (each a "Related Party") has had any material interest, direct or indirect, in any transaction with us since the beginning of our Company's last fiscal year, or in any presently proposed transaction, that has or will materially affect us:

●	any of our directors or officers;

●	any person proposed as a nominee for election as a director;

●	any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or

●	any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the above persons.

The Company and its subsidiaries have entered into the following transactions with Related Parties:

  On August 14, 2010, Starfighters International issued a promissory note to RLB, a company owned by Brenda Svetkoff, the spouse of Rick Svetkoff, with the principal sum of $865,000. The principal sum is non-interest bearing and there is no set date for repayment. As of December 31, 2025 and 2024, $865,000 is outstanding.
  On August 14, 2010, Starfighters International issued a promissory note to Rick Svetkoff, the then President, Chief Executive Officer a Director of the Company, with the principal sum of $865,000. Starfighters International has partially repaid this promissory note and the outstanding principal sum is currently $190,050. The principal sum is non-interest bearing and there is no set date for repayment. As of December 31, 2025 and 2024, $185,976 and $190,050, respectively, is outstanding.
  On October 1, 2021, Starfighters International entered into an Asset Purchase Agreement, as amended on December 29, 2023, with Hypersonic Group Inc., a company which is 50% owned by Rick Svetkoff, pursuant to which Starfighters International agreed to purchase 22 J79-19 jet engines for aggregate consideration of $2,200,000. As of December 31, 2025, SFI has paid an aggregate of $2,200,000 of the total purchase price and received the jet engines upon completion of listing on the NYSE American. As of December 31, 2024, SFI has paid an aggregate of $1,300,000 of the total purchase price.
  On August 1, 2022, SFI issued a promissory note to Rick Svetkoff, the then President, Chief Executive Officer a Director of the Company, with the principal sum of $475,150. The principal sum is non-interest bearing and there is no set date for repayment. As of December 31, 2025  and 2024, $475,150 is outstanding.
  During the years ended December 31, 2025 and December 31, 2024, the Company paid an aggregate of $72,000 and $53,000, respectively, in consulting fees to RLB, a company controlled by Brenda Svetkoff, the spouse of Rick Svetkoff, for bookkeeping and administrative services provided to the Company.
  The Company paid fees related to their performance of their director role within the Company of $168,000 and $164,000, during the periods ended December 31, 2025 and December 31, 2024, respectively.  The fees were paid to Rick Svetkoff ($72,000 in 2025 and $48,000 in 2024), Tim Franta ($24,000 in 2025 and $24,000 in 2024), Sean Bromley ($24,000 in 2025 and $44,000 in 2024), Austin Thornberry ($14,000 in 2025 and $24,000 in 2024), Frostee Rucker ($14,000 in 2025 and $24,000 in 2024), Geoffrey Hickman ($10,000 in 2025 and $0 in 2024) and Brian Goldmeier ($10,000 in 2025 and $0 in 2024).
  The Company incurred expenses related to their performance of executive or management roles within the Company of $591,097 and $484,000, during the years ended December 31, 2025 and December 31, 2024, respectively.  The expenses incurred were to Rick Svetkoff ($310,097 in 2025 and $232,000 in 2024), Tim Franta ($101,000 in 2025 and $95,000 in 2024), and David Whitney ($180,000 in 2025 and $157,000 in 2024).
  During the year ended December 31, 2025, the Company issued 1,640,000 stock options and 1,275,000 restricted stock units to officers, family members of an officer, directors, and former directors. Stock options are issued to Rick Svetkoff (500,000 stock options), Brenda Svetkoff (640,000 stock options), Douglas Svetkoff (125,000 stock options), William Svetkoff (125,000 stock options), Timothy Franta (125,000 stock options), and Geoffrey Hickman (125,000 stock options). Restricted stock units are issued to David Whitney (750,000 restricted stock units), Sean Bromley  (225,000 restricted stock units), and Brian Goldmeier (75,000 restricted stock units). The Company recognized $3,190,916 in stock-based compensation during the year ended December 31, 2025 in relation to these grants to Related Parties.
  On January 1, 2025, the Company entered into a Consulting Agreement with Fortuna Advisors, LLC (“Fortuna LLC”), an affiliate of Fortuna Advisors, as a promoter for the Company, whereby Fortuna LLC agreed to (i) provide capital markets, corporate finance and advisory advice in connection with an initial public offering, (ii) review potential business development opportunities of the Company, and (iii) perform such other duties as may be requested by the Company from time to time and agreed to by Fortuna LLC, in exchange for a fee of $25,000 per month plus applicable taxes and reimbursement of pre-approved expenses incurred by Fortuna LLC. The Company incurred an expense of $225,000 during the year ended December 31,2025. As of December 31, 2025, the Company owed $25,000 in accounts payable and accrued liabilities to Fortuna LLC.

  On February 3, 2026, Rick Svetkoff withdrew and transferred $500,000 to accounts not held in Starfighters International, Inc.’s name. This transfer was made without approval of the Company’s Board of Directors or Audit Committee

  On February 17, 2026, Rick Svetkoff withdrew $1,395,869 to repay amounts owing to Rick Svetkoff and RLB Aviation, Inc. This transaction was made without approval of the Company’s Board of Directors or Audit Committee.

As of December 31, 2025, and 2024, the Company owed $98,000 and $128,000, respectively, in accounts payable and accrued liabilities to Related Parties.

Our Board reviews any proposed transaction involving Related Parties and considers whether such transactions are fair and reasonable and in the Company's best interest. As of the date of this Annual Report on Form 10-K, there are no current proposed transactions involving Related Parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees and Services

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our current principal accountants:

	2025	2024
Audit fees	$145,000	$200,000
Audit-related fees
Tax fees	30,000	10,000
All other fees	15,000	11,500
Total fees paid or accrued to our principal accountants	$190,000	$221,500

Audit Fees

Audit fees are the aggregate fees billed for professional services rendered by our independent auditors for the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports and services provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit related fees are the aggregate fees billed by our independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not described in the preceding category.

Tax Fees

Tax fees are billed by our independent auditors for tax compliance, tax advice and tax planning.

All Other Fees

All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories.

Pre-Approval of Services by the Independent Auditor

The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company's independent auditor. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by the Company's independent auditor. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by the Company's independent auditor which are not encompassed by the Audit Committee's annual pre-approval and are not prohibited by law. The Audit Committee has the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by the Company's independent auditor. The Audit Committee has approved all audit and permitted non-audit services performed by its independent auditor for Fiscal 2025.

ITEM 15 - EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibit No.	Document

3.1	Certificate of Incorporation of Starfighters Space, Inc. (incorporated by reference to Exhibit 2.1 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)
3.2	Amended and Restated Bylaws of Starfighters Space, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on February 24, 2026)
4.1(*)	Description of Registrant's Securities
10.1

Promissory Note issued by Starfighters International, Inc. to RLB Aviation, Inc. dated August 14, 2010 (incorporated by reference to Exhibit 6.1 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)

10.2

Promissory Note issued by Starfighters International, Inc. to Rick Svetkoff dated August 14, 2010 (incorporated by reference to Exhibit 6.2 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)

10.3

Asset Purchase Agreement between Starfighters International, Inc. and Hypersonic Group Inc. dated October 1, 2021 (incorporated by reference to Exhibit 6.3 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)

10.4

Equity Purchase Agreement between Starfighters International, Inc. and Rick Svetkoff dated January 1, 2022 (incorporated by reference to Exhibit 6.4 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)

10.5

Asset Transfer Agreement between Starfighters International, Inc. and RLB Aviation, Inc. dated January 1, 2022 (incorporated by reference to Exhibit 6.5 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)

10.6

Site Occupant Lease Agreement C20756 between Starfighters Aerospace Inc. and Space Florida dated June 1, 2022 (incorporated by reference to Exhibit 6.6 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)

10.7

Promissory Note issued by Starfighters, Inc. to Rick Svetkoff dated August 1, 2022 (incorporated by reference to Exhibit 6.7 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)

10.8

Consulting Agreement between Fortuna Investment Corp. and Starfighters Space, Inc. dated September 1, 2022 (incorporated by reference to Exhibit 6.8 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)

10.9

Equity Exchange Agreement between Starfighters Space, Inc. and Rick Svetkoff dated September 9, 2022 (incorporated by reference to Exhibit 6.9 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)

10.10

Consulting Agreement between F2 Florida, LLC and Starfighters Space, Inc. dated October 1, 2022 (incorporated by reference to Exhibit 6.10 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)

10.11

Indemnity Agreement between Starfighters Space, Inc. and Austin Thornberry dated October 17, 2022 (incorporated by reference to Exhibit 6.11 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)

10.12

Indemnity Agreement between Starfighters Space, Inc. and Frostee Rucker dated October 17, 2022 (incorporated by reference to Exhibit 6.12 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)

10.13

Indemnity Agreement between Starfighters Space, Inc. and Sean Bromley dated October 17, 2022 (incorporated by reference to Exhibit 6.13 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)

10.14

Indemnity Agreement between Starfighters Space, Inc. and Timothy Franta dated October 17, 2022 (incorporated by reference to Exhibit 6.14 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)

10.15

Loan Agreement between Starfighters, Inc., and Space Florida dated February 16, 2012 (incorporated by reference to Exhibit 6.15 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)

10.16

Debenture Indenture between Starfighters Space, Inc. and Computershare Trust Company of Canada dated February 24, 2023 (incorporated by reference to Exhibit 6.16 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)

10.17

Security Agreement between Starfighters Space, Inc. and Computershare Trust Company of Canada dated February 24, 2023 (incorporated by reference to Exhibit 6.17 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)

10.18

Memorandum of Agreement between Starfighters International, Inc. and Space Launch Delta 45 dated March 28, 2023 (incorporated by reference to Exhibit 6.18 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)

10.19

Amendment 01 to Site Occupant Lease Agreement C20756 between Starfighters International Inc. and Space Florida dated June 1, 2023 (incorporated by reference to Exhibit 6.19 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)

10.20	Consulting Agreement between Starfighters Space, Inc. and Little Hill Holdings, LLC dated June 23, 2023 (incorporated by reference to Exhibit 6.20 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)
10.21	Engagement Agreement dated October 27, 2023 between Starfighters Space, Inc. and Digital Offering LLC (incorporated by reference to Exhibit 6.21 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)
10.22	Extension Agreement between Starfighters International, Inc. and Hypersonic Group Inc. dated December 29, 2023 (incorporated by reference to Exhibit 6.22 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)
10.23	Starfighters Space, Inc. Amended and Restated 2023 Stock Incentive Plan (incorporated by reference to Exhibit 6.23 to our Post-Qualification Amendment to Offering Statement on Form 1-A filed with the SEC on August 26, 2025)
10.24	Consulting Agreement between Starfighters Space, Inc. and Austin Thornberry dated February 1, 2023 (incorporated by reference to Exhibit 6.24 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)
10.25	Consulting Agreement between Starfighters Space, Inc. and Sea Island Consulting Ltd. dated January 1, 2024 (incorporated by reference to Exhibit 6.25 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)
10.26	Posting Agreement between Starfighters Space, Inc. and Equifund Technologies LLC, dated February 8, 2024 (incorporated by reference to Exhibit 6.26 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)
10.27	Amendment 02 to Site Occupant Lease Agreement C20756 between Starfighters International Inc. and Space Florida effective June 1, 2024 (incorporated by reference to Exhibit 6.27 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)
10.28	Form of Agent Warrant (incorporated by reference to Exhibit 6.28 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)
10.29	First Amendment to Engagement Agreement dated June 11, 2024 between Starfighters Space, Inc. and Digital Offering LLC (incorporated by reference to Exhibit 6.29 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)
10.30	Economic Development Agreement between Midland Development Corporation and Starfighters Space Texas, Incorporated, dated October 7, 2024 (incorporated by reference to Exhibit 6.30 to our Semiannual Report on Form 1-SA filed with the SEC on December 5, 2024)
10.31	Amendment 1 to Loan and Security Agreements among Starfighters, Inc., Starfighters Space, Inc. and Space Florida, dated effective as of November 1, 2024 (incorporated by reference to Exhibit 6.1 to our Current Report on Form 1-U filed with the SEC on October 30, 2024)
10.32(‡)	Aircraft Acquisition Agreement, dated October 31, 2024, between Starfighters International, Inc. and Aerovision LLC (incorporated by reference to Exhibit 6.1 to our Current Report on Form 1-U filed with the SEC on November 4, 2024)
10.33	First Supplemental Convertible Debenture Indenture, dated December 19, 2024, between Starfighters Space, Inc. and Computershare Trust Company of Canada (incorporated by reference to Exhibit 6.1 to our Current Report on Form 1-U filed with the SEC on December 23, 2024)
10.34	Consulting Agreement between Starfighters Space, Inc. and Fortuna Advisors, LLC, dated January 1, 2025 (incorporated by reference to Exhibit 6.34 to our Post-Qualification Amendment to Offering Statement on Form 1-A filed with the SEC on August 26, 2025)
10.35	Commercial Hangar Lease Agreement between the City of Midland, Texas and Starfighters International, Inc., dated June 1, 2025 (incorporated by reference to Exhibit 6.35 to our Post-Qualification Amendment to Offering Statement on Form 1-A filed with the SEC on August 26, 2025)
10.36	Amendment No. 2 to Engagement Agreement dated August 7, 2025 between Starfighters Space, Inc. and Digital Offering LLC (incorporated by reference to Exhibit 6.36 to our Post-Qualification Amendment to Offering Statement on Form 1-A filed with the SEC on August 26, 2025)
10.37	Indemnity Agreement between Starfighters Space, Inc. and Brian Goldmeier dated August 12, 2025 (incorporated by reference to Exhibit 6.37 to our Post-Qualification Amendment to Offering Statement on Form 1-A filed with the SEC on August 26, 2025)
10.38	Indemnity Agreement between Starfighters Space, Inc. and Geoffrey Hickman dated August 12, 2025 (incorporated by reference to Exhibit 6.38 to our Post-Qualification Amendment to Offering Statement on Form 1-A filed with the SEC on August 26, 2025)
10.39(‡)	Pooling Agreement among Starfighters Space, Inc. and those securityholders of the Company set forth in Schedule "A", dated August 25, 2025
10.40	Pooling Agreement among Starfighters Space, Inc. and Rick Svetkoff, dated August 25, 2025 (incorporated by reference to Exhibit 6.40 to our Post-Qualification Amendment to Offering Statement on Form 1-A filed with the SEC on August 26, 2025)

10.41	Amendment 03 to Site Occupant Lease Agreement C20756 between Starfighters International Inc. and Space Florida effective June 1, 2025 (incorporated by reference to Exhibit 6.39 to our Post-Qualification Amendment to Offering Statement on Form 1-A filed with the SEC on October 17, 2025)
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 99.5 to our Post-Qualification Amendment to Offering Statement on Form 1-A filed with the SEC on August 26, 2025)
19.1(*)	Insider Trading, Reporting and Blackout Policy
21.1(*)	Subsidiaries of Starfighters Space, Inc.
23.1(*)	Consent of Adeptus Partners, LLP
31.1(*)	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2(*)	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1(**)	Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1(*)	Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation
101.INS(*)	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH(*)	Inline XBRL Taxonomy Extension Schema Document
101.CAL(*)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(*)	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB(*)	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE(*)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104(*)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101 attachments)

Notes:

(*)	Filed herewith
(**)	Furnished herewith
(‡)	Portions of this exhibit have been omitted

ITEM 16 - FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARFIGHTERS SPACE, INC.

Dated: April 15, 2026	By:	/s/ Tim Franta
Tim Franta, Chief Executive Officer
(Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2026	By:	/s/ Tim Franta
Tim Franta, Chief Executive Officer (Principal Executive Officer) and Director

Dated: April 15, 2026	By:	/s/ David Whitney
David Whitney, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: April 15, 2026	By:	/s/ Sean Bromley
Sean Bromley, Director

Dated: April 15, 2026	By:	/s/ Brian Goldmeier
Brian Goldmeier, Director

Dated: April 15, 2026	By:	/s/ Geoffrey Hickman
Geoffrey P. Hickman, Director