Form 10-Q
period 2026-03-31
Starfighters Space, Inc.
filed 2026-05-20
CIK 1947016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission File Number: 001-43009

STARFIGHTERS SPACE, INC.

(Exact name of registrant as specified in its charter)

Delaware	92-1012803
(State or other jurisdiction of organization)	(I.R.S. employer identification no.)

505 Odyssey Way, Suite 101 Kennedy Space Center, Florida, USA	32953
(Address of principal executive offices)	(Zip code)

(321) 261-0900

(Registrant's telephone number, including area code)

505 Odyssey Way, Suite 203
Kennedy Space Center, Florida, USA 32952
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 44,173,972 shares of common stock outstanding as of May 19, 2026.

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

  The Company is highly dependent upon the services of Tim Franta, the Company's newly-appointed Chief Executive Officer, and if the Company is unable to retain Mr. Franta, the Company's ability to compete could be harmed;

  Historically, the Company has been highly dependent on the services of Rick Svetkoff, the Company's former President and Chief Executive Officer, and it remains unclear whether his resignation on February 19, 2026, will adversely affect the Company's ability to compete in the long term;

  The Company depends on several specialized suppliers for the majority of specialized supply needs. Disruptions in the supply of key raw materials or component and difficulties in the supplier qualification process, as well as increases in prices of raw materials, could adversely impact the Company; and

  The other factors discussed under the heading "Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on April 15, 2026 (the "2025 Annual Report"), and in this Quarterly Report and other filings we make with the SEC.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STARFIGHTERS SPACE, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited - Stated in United States dollars)

Condensed Consolidated Balance Sheets as of March 31, 2026 (unaudited) and December 31, 2025	7
Unaudited Condensed Consolidated Interim Statements of Operations for the Three Months Ended March 31, 2026 and 2025	8
Unaudited Condensed Consolidated Interim Statements of Changes in Stockholders' Equity (Deficit) for the Three Months Ended March 31, 2026 and 2025	9
Unaudited Condensed Consolidated Interim Statements of Cash Flows for the Three Months Ended March 31, 2026 and 2025	10
Notes to Unaudited Condensed Consolidated Interim Financial Statements	11

STARFIGHTERS SPACE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026 (unaudited)	December 31, 2025
Assets

Current assets
Cash	$1,402,025	$4,581,128
Restricted cash	736,014	50,592
Short-term investments	13,213,526	15,274,175
Short-term investments - restricted	713,279	-
Due from related party	6,833	6,833
Due from shareholder	1,526,126	-
Prepaid expenses	607,289	230,688
Total current assets	18,205,092	20,143,416

Right of use assets - operating lease, net	462,816	477,577
Property, plant, and equipment, net of accumulated depreciation of $126,506 and $84,464, respectively	2,303,786	2,396,977
Long-term deposits	5,368,914	5,368,914
Total assets	$26,340,608	$28,386,884

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued liabilities	$1,030,846	$966,088
Deferred income	134,002	149,000
Lease liability	58,943	55,898
Grant payable	743,967	354,967
Related party notes payable	1,526,126	1,526,126
Total current liabilities	3,493,884	3,052,079

Lease liability - non-current	418,529	434,253
Total liabilities	$3,912,413	$3,486,332

Commitments and contingencies - see Note 11

Stockholders' Equity
Common stock, $0.00001 par value, 200,000,000 shares authorized; 44,173,972 issued and outstanding as of March 31, 2026 (43,891,846 as of December 31, 2025)	441	438
Additional paid-in-capital	60,127,316	58,330,545
Accumulated deficit	(37,699,562)	(33,430,431)
Total stockholders' equity	22,428,195	24,900,552
Total liabilities and stockholders' equity	$26,340,608	$28,386,884

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

STARFIGHTERS SPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2026	2025 (as revised)

Operating expenses
Advertising and promotion	$508,462	$81,173
Bank and interest charges	2,456	4,027
Business development	144,015	180,000
Consulting fees	1,124,862	390,350
Contract labor and fuel	331,116	185,775
Depreciation	88,588	5,080
Directors' fees	44,000	42,000
Franchise tax	10,069	-
Insurance	205,754	21,157
Licenses	-	450
Listing fees	233,149	3,049
Management fees	(347,410)	75,000
Office and administrative	47,320	78,125
Professional fees	1,331,822	192,414
Rent expense	130,753	102,751
Repairs and maintenance	2,379	5,994
Research and development	83,263	255,479
Travel and entertainment	113,140	255,454
Vehicle	114	1,275
Total operating expenses	(4,053,852)	(1,879,553)

Other income (expense)
Amortization of debt discount	-	(117,067)
Change in fair value of derivative liability	-	(704,662)
Grant income	24,000	40,000
Other income	15,000	87,900
Interest expense	-	(118,410)
Interest income	150,788	42,775
Loss on disposal of property, plant, and equipment	(4,603)	-
Loss from misappropriation of assets	(395,033)	-
Exchange loss	(5,431)	(4,090)
Total other income (expense)	(215,279)	(773,554)

Net loss	$(4,269,131)	$(2,653,107)

Weighted average number of shares - Basic and diluted	43,992,302	19,669,032

Net loss per share - Basic and diluted	$(0.10)	$(0.13)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

STARFIGHTERS SPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
	Number of Shares	Amount	Common Stock Subscribed	Additional Paid-In- Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance, January 1, 2025	19,176,910	192	1,870,643	9,125,524	(16,886,815)	(5,890,456)
Issuance of former stock subscriptions	521,070	5	(1,870,643)	1,870,638	-	-
Reg A financing subscriptions received	-	-	4,101,909	-	-	4,101,909
Reg A financing share issuance costs	-	-	-	(106,516)	-	(106,516)
Net loss	-	-	-	-	(2,653,107)	(2,653,107)
Balance, March 31, 2025	19,697,980	$197	$4,101,909	$10,889,646	$(19,539,922)	$(4,548,170)

Balance January 1, 2026	43,891,846	$438	$-	$58,330,545	$(33,430,431)	$24,900,552
Cashless exercise of warrants	53,626	1	-	(1)	-	-
RSUs vesting	228,500	2	-	(2)	-	-
Stock-based compensation	-	-	-	1,796,774	-	1,796,774
Net loss	-	-	-	-	(4,269,131)	(4,269,131)
Balance, March 31, 2026	44,173,972	$441	$-	$60,127,316	$(37,699,562)	$22,428,195

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

STARFIGHTERS SPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2026	2025 (as revised)

Cash flows from operating activities
Net loss	$(4,269,131)	$(2,653,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	88,588	5,080
Amortization of ROU asset	14,761	21,188
Unrealized gain on investments	(14,867)	(11,422)
Realized gain on investments	(107,624)	-
Amortization of debt discount	-	117,067
Change in fair value of derivative liability	-	704,662
Stock-based compensation	1,796,774	-
Loss on disposal of property, plant, and equipment	4,603	-
Changes in operating assets and liabilities:
Accrued interest	-	114,820
Accounts payable and accrued liabilities	64,758	(10,388)
Due from shareholder	(1,526,126)	-
Deferred income	(14,998)	93,740
Grant payable	389,000	(40,000)
Prepaid expenses	(376,601)	9,789
Lease liability	(12,679)	(21,161)
Net cash used in operating activities	(3,963,542)	(1,669,732)

Cash flows from investing activities
Additions to long-term deposits	-	(5,000,000)
Purchase of short-term investments	(8,586,239)	(295,422)
Redemption of short-term investments	10,056,100	-
Net cash provided by (used in) investing activities	1,469,861	(5,295,422)

Cash flows from financing activities
Proceeds from private placements	-	4,101,909
Cash paid for financing costs	-	(232,078)
Net cash provided by financing activities	-	3,869,831

Decrease in cash and restricted cash	(2,493,681)	(3,095,323)
Cash and restricted cash, beginning of period	4,631,720	7,100,699
Cash and restricted cash, end of period	$2,138,039	$4,005,376

Cash	$1,402,025	$3,955,164
Restricted cash	736,014	50,212
Total cash and restricted cash, end of period	$2,138,039	$4,005,376

Supplemental cash flow information
Income taxes paid	$-	$-
Interest paid	$-	$3,589

Supplemental disclosure of non-cash investing and financing activities
Shares issued for common stock subscribed	$-	$1,870,643
Deferred financing costs recognized as share issuance costs	$-	$105,703

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Starfighters Space Inc. ("SFS" or the "Company") was incorporated on September 6, 2022, under the laws of the State of Delaware.  On December 18, 2025, the Company successfully closed its initial public offering and the Company's common shares are now traded on the NYSE American LLC (the "NYSE American") under the trading symbol "FJET". The Company's registered office is held at 850 New Burton Road, Suite 201, Dover, DE 19904.

The Company's principal operating facility is located in Cape Canaveral, Florida. The Company operates from the NASA Kennedy Space Center in Florida, with an additional base of operations at Midland International Air & Space Port in Texas, and has a fleet of seven F-104 Fighter jets that are capable of flying MACH 2+.  The Company is currently in the process of gaining a launch waiver and license for its first space launch to launch rockets carrying payloads for data testing from their jets into suborbital space.  Upon successful suborbital space flight, the Company intends to develop infrastructure for orbital space launch. The Company has not yet commenced its principal operations as of March 31, 2026.

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

The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto as of and for the years ended December 31, 2025 and 2024 which report is dated April 15, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

As of March 31, 2026, the Company's subsidiaries were:

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

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2. BASIS OF PRESENTATION (CONTINUED)

b) Going concern

These unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the three months ended March 31, 2026, the Company recorded a net loss of $4,269,131 (March 31, 2025 - $2,653,107) and has a deficit of $37,699,562 (December 31, 2025 - $33,430,431).

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

As of March 31, 2026, the Company had cash in the amount of $1,402,025 (December 31, 2025 - $4,581,128). The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

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

e) Use of estimates and judgments

The preparation of these unaudited condensed consolidated interim financial statements in conformity with U.S. GAAP requires the Company's management to make judgments, estimates and assumptions about future events that impact the amounts reported in the unaudited condensed consolidated interim financial statements.  Actual results may differ from these estimates.

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the preparation of these unaudited condensed consolidated interim financial statements are consistent with the accounting policies disclosed in Note 3 of the Company's audited consolidated financial statements for the years ended December 31, 2025 and 2024.

a) Cash and cash equivalents

Cash and cash equivalents include cash on hand, deposits held with banks, and when applicable, short-term, highly liquid deposits which are either cashable or with original maturities of less than three months. There are no cash equivalents as of March 31, 2026 or December 31, 2025. At times, the Company's cash balance exceeds the federally insured limits. The total uninsured cash and cash equivalents balance as of March 31, 2026 was $1,137,465 (December 31, 2025 - $3,813,329).

b) Restricted cash

Restricted cash include: (i) deposits held with banks that are held as collateral for the corporate credit cards of the Company, with balances of $50,717 and $50,592 as of March 31, 2026 and December 31, 2025, respectively; and (ii) balances of $685,297 held with banks that are frozen or otherwise restricted due to ongoing disputes with the former CEO of the Company, as further discussed in Note 11.

c) Short-term investments

The Company's short-term investments are treasury notes and certificates of deposit with original maturities greater than 3 months and less than one year.

The treasury notes held by the Company as of March 31, 2026 have a balance of $13,213,526 and mature in 2026, with interest rates ranging from 3.705% to 3.752%. The treasury notes held by the Company as of December 31, 2025 had a balance of $15,274,175 and mature in 2026 with interest rates ranging from 3.429% to 3.666%.

The certificates of deposit held by the Company as of March 31, 2026 have a balance of $713,279 and matures in 2026, with interest rate of 3.92%. The Company did not hold certficates of deposits as of December 31, 2025. The certificates of deposits are presented as restricted short-term investments on the unaudited condensed consolidated balance sheet as of March 31, 2026 as such accounts are frozen or otherwise restricted due to ongoing disputes with the former CEO of the Company, as further discussed in Note 11.

The short-term investments are level 1 investments in the fair value hierarchy. These securities are presented on the condensed consolidated interim balance sheets at fair value.  Earnings from these securities are included in interest income on the unaudited condensed consolidated interim statements of operations. For the three months ended March 31, 2026, the Company recorded a gain on short-term investments of $122,491 (three months ended March 31, 2025 - $11,422) which is included within interest income on the unaudited condensed consolidated interim statements of operations. The total uninsured short-term investments balance as of March 31, 2026 was $13,677,344 (December 31, 2025 - $15,274,175).

d) Due from Shareholder

The Company recognizes due from shareholder in relation to amounts that were transferred or withdrawn by the former CEO, who is also a significant shareholder, without approval from the Company's board of directors or audit committee. The amounts are recognized to the extent that the Company believes they are recoverable, as an offset against related party notes payable owed to the former CEO, his immediate family members, or entities controlled by them. Any excess amounts are recognized as a loss to misappropriation of assets in the unaudited condensed consolidated interim statements of operations.

As at March 31, 2026, the Company recognized $1,526,126 as due from shareholder in the unaudited condensed consolidated interim balance sheets, representing the maximum amount recoverable through the offset of related party notes payable. For the three months ended March 31, 2026, the Company recognized a loss to misappropriation of assets of $395,033 in the unaudited condensed consolidated interim statements of operations.

e) Receivables and Allowance for Credit Losses

Receivables are carried at original invoice amount, less any estimate made for credit losses. The allowance for credit losses is the Company's best estimate of the amount of expected credit losses in the Company's existing receivables over the contractual term. We evaluate our exposure to credit loss on both a collective and individual basis. We evaluate such receivables on an individual customer basis and take into account any relevant available information, which begins with historical credit loss experience and consideration of current and expected conditions and market trends (such as general economic conditions, other microeconomic and macroeconomic considerations, etc.) and reasonable and supportable forecasts that could impact the collectability of such receivables over the contractual term individually or in the aggregate. Changes in circumstances relating to these factors may result in the need to increase or decrease our allowance for credit losses in the future. The allowance for credit losses was $0 and $0 as of March 31, 2026 and December 31, 2025, respectively.

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

f) Financial instruments measurements and fair value of financial instruments

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

g) Derivative Liabilities

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

h) Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Advertising expense for the three months ended March 31, 2026, was $508,462 (three months ended March 31, 2025 - $81,173).

i) Loss per share

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

The Company has the following anti-dilutive securities as of March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
Warrants	6,291,420	18,191,223
Options	1,025,000	-
Restricted Share Units	1,942,250	-
	9,258,670	18,191,223

As of March 31, 2025, due to the terms of the conversion option for the Note Payable (Note 5) and Convertible Debentures (Note 6), the Company could not predict the anti-dilutive shares for these instruments, and as such, they were excluded from the above table.

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

j) Other income

The Company earns ancillary income from contracts with customers for pilot training and equipment testing. The income is recognized at a point in time which is upon the completion of the services, which the Company has determined is the completion of a flight. There is no variable consideration for these ancillary services.

From time to time, the Company receives consideration in advance of the services being rendered; this is presented as deferred income on the unaudited condensed consolidated interim balance sheet. The Company also extends credit for payments to be received for services provided; this is presented as receivables on the condensed consolidated interim balance sheet.

The following table summarizes the deferred income activity for the three months ended March 31, 2026 and year ended December 31, 2025:

Balance as of January 1, 2025	$344,800
Recognition of income recorded as deferred income as of December 31, 2025	(245,800)
Deferral of income billed during the year	50,000
Balance as of December 31, 2025	$149,000
Recognition of income recorded as deferred income as of March 31, 2026	(50,000)
Deferral of income billed during the year	35,002
Balance as of March 31, 2026	$134,002

k) Grant income

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

l) Research and Development

Research and development costs are expensed as incurred, in accordance with ASC 730, Research and Development. During the three months ended March 31, 2026, all of these costs are with a single vendor who performed contracted research and testing and consumed materials in research and development activities. The Company may also incur personnel-related costs, including salaries, benefits, and stock-based compensation, where applicable. Nonrefundable advance payments for research and development activities are capitalized and expensed as the related services are performed. Research and development expense for the three months ended March 31, 2026 and 2025, were $83,263 and $255,479, respectively.

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

4. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following:

	March 31, 2026	December 31, 2025
Vehicle	$-	$51,149
Aircraft improvements	79,529	79,529
Engines	2,200,000	2,200,000
Display aircraft	150,763	150,763
	2,430,292	2,481,441

Accumulated depreciation	(126,506)	(84,464)
Net book value	$2,303,786	$2,396,977

Depreciation expense for the three months ended March 31, 2026 and 2025, was $88,588 and $5,080, respectively.

During the three months ended March 31, 2026, the Company disposed of a vehicle and recognized a loss on the disposal of $4,603. No disposal occurred during the three months ended March 31, 2025.

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

On December 18, 2025, the Company issued 404,312 shares at a price of $3.59 to convert the then outstanding principal balance of $1,436,001 and interest payable of $15,480. The note was fully repaid upon conversion.

Interest expense was $0 for the three months ended March 31, 2026 (March 31, 2025 - $10,613).

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

6. CONVERTIBLE DEBENTURES (CONTINUED)

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

On December 19, 2024, holders of the convertible debentures approved an amendment to the debenture indenture, originally dated as of February 24, 2023, such that the maturity of the convertible debentures was extended from February 24, 2025 to December 31, 2025, and the convertible debentures bear interest of 5.00% per annum until February 24, 2025, and 8.00% per annum from February 25, 2025 The Company determined that this amendment should be treated as a debt modification.

On December 18, 2025, the debt was automatically converted into 3,834,857 common shares of the Company at a conversion price of $2.154 per share, being a 40% discount of the IPO price of $3.59 per share, upon the IPO of the Company. The fair value of the shares issued for the conversion was $13,767,137. The outstanding principal and interest of the convertible debentures upon conversion was $8,260,802. In accordance with the debenture indenture, the Company did not issue shares for fractional interest based on the conversion price of $2.154 per share, and was not required to make cash payments for the fractional interest. At the time of conversion there was $18,892 of unamortized debt discount. This amount was written off upon conversion.

Debt discount amortization during the three months ended March 31, 2025 was $117,067. Interest expense on the convertible notes for the three months ended March 31, 2025 was $107,797. The Company did not incur any costs in relation to the convertible debentures during the three months ended March 31, 2026.

A summary of convertible debt as of and for the year ended December 31, 2025 is as follows:

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

6. CONVERTIBLE DEBENTURES (CONTINUED)

	Tranche 1	Tranche 2	Tranche 3	Tranche 4	Tranche 5	Total
As of January 1, 2025	$4,658,056	$833,381	$456,126	$674,003	$623,395	$7,244,961
Amortization of debt discount	164,037	45,181	33,360	69,513	188,846	500,937
Interest	320,546	58,402	32,538	49,425	53,993	514,904
Conversion	(5,142,639)	(936,964)	(522,024)	(792,941)	(866,234)	(8,260,802)
As of December 31, 2025	$-	$-	$-	$-	$-	$-

A roll-forward of the derivative liability, which is categorized at Level 3 on the fair value hierarchy, for the year ended December 31, 2025 is as follows:

Derivative liabilities
As of January 1, 2025	$4,535,469
Change in fair value	970,866
Conversion	(5,506,335)
As of December 31, 2025	$-

The key inputs used in the Monte Carlo model for the embedded conversion feature at initial measurement were as follows:

	Tranche 1	Tranche 2	Tranche 3	Tranche 4	Tranche 5
Risk-free interest rate	4.67%	4.90%	5.11%	4.69%	4.44% - 5.01%
Expected term (years)	2.00	1.58	1.42	1.17	0.50 - 0.75
Expected volatility	74.6%	74.2%	75.8%	75.9%	69.3% - 86.2%
Probability of an IPO	50.00%	60.00%	70.00%	75.00%	95.00%
Stock price	$0.5135	$0.5477	$0.5632	$0.5886	$2.0627 - 3.2454

The Company's use of a Monte Carlo simulation model required the use of the subjective assumptions:

•	The stock price was determined from a 409A valuation which determined that the market approach using the last price raised was the appropriate basis for the fair value of the common stock;
•	The volatility was derived from comparable public companies;
•	For the early redemption option the Company estimated this at 0% for all valuation dates. The Company estimated this default at 0% for all valuation dates;
•	The probability of a successful IPO occurring was based on management's best estimate; and
•	The conversion price is not subject to reset provisions for subsequent financing events.

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

The following table presents net lease cost and other supplemental lease information:

	March 31, 2026	March 31, 2025
Lease cost:
Operating lease cost	$32,882	$30,395
Variable lease cost	14,238	14,057
Short term lease cost	83,633	58,299
Net lease cost	130,753	102,751
Cash paid for operating lease liabilities	$(12,679)	$(21,161)

As of March 31, 2026 and December 31, 2025, the Company's lease liability is as follows:

Lease liability	March 31, 2026	December 31, 2025
Current portion of operating lease liability	$58,943	$55,898
Long-term portion of operating lease liability	418,529	434,253
	$477,472	$490,151

Future minimum lease payments to be paid by the Company as a lessee as of March 31, 2026 are as follows:

Operating lease commitments and lease liability
2026 (remaining)	$94,551
2027	129,111
2028	132,984
2029	136,974
2030	141,083
2031	59,507
Total future minimum lease payments	694,210
Discount	(216,738)
Total	$477,472

The lease has a remaining term of 5.17 years.

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

8. STOCKHOLDERS' EQUITY

a) Common stock

Common stock activity during the three months ended March 31, 2026

On January 5, 2026, the Company issued an aggregate of 29,341 Common Shares pursuant to the cashless exercise of 30,000 warrants outstanding, at an exercise price of $0.33 per share.

On January 9, 2026, the Company issued 24,285 Common Shares pursuant to the cashless exercise of 25,000 warrants outstanding, at an exercise price of $0.33 per share.

On March 12, 2026, the Company issued 114,250 Common Shares upon vesting of 114,250 RSUs, which had an acceleration of vesting upon the achievement of a benchmark of the share price of the Company's Common Shares being traded on the NYSE American.

On March 28, 2026, the Company was obligated to issue 114,250 Common Shares upon vesting of 114,250 RSUs, which had an acceleration of vesting upon the achievement of a benchmark of the share price of the Company's Common Shares being traded on the NYSE American. The 114,250 Common Shares were subsequently issued upon settlement of the RSUs on April 2, 2026.

Common stock activity during the year ended December 31, 2025

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

On July 23, 2025, the Company closed a round of its Reg A Offering and issued 91,426 shares of common stock at a price of $3.59 per share for gross proceeds of $328,230. In conjunction with the closing of this round, the Company incurred cash issuance cost of $14,066. On July 23, 2025, the Company issued 6,451 agent's warrants to the placement agent in connection to the May 14, 2025 and July 23, 2025 closings. These warrants vest immediately, have an expiration date of September 6, 2029, and an exercise price of $3.59. The Company valued the warrants using the Black-Scholes model and determined that the warrants had a fair value of $13,450.

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

8. STOCKHOLDERS' EQUITY (CONTINUED)

On December 17, 2025, the Company closed the final round of its Reg A Offering as its initial public offering and issued 6,145,364 shares of common stock at a price of $3.59 per share for gross proceeds of $22,061,857. In conjunction with the closing of this round, the Company incurred cash issuance cost of approximately $2,671,890. The Company also issued 61,402 agent's warrants with a fair value of $120,564 in connection with this closing, with each warrant exercisable into one share of common stock at an exercise price of $3.59 and expiring on September 6, 2029.

On December 18, 2025, the Company issued 3,834,857 shares of common stock at a conversion price of $2.154 per share pursuant to the automatic conversion of the Company's outstanding convertible debentures (Note 6) upon the listing of the Company's common stock on the NYSE American. The fair value of these shares was $13,767,137.

On December 18, 2025, the Company also issued 404,312 shares of common stock at a conversion price of $3.59 per share pursuant to the conversion of the Company's notes payable (Note 5) to Space Florida upon the listing of the Company's common stock on the NYSE American. The fair value of these shares was $1,451,480.

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

b) Warrants

A summary of Common Stock warrant activity during the three months ended March 31, 2026 is as follows:

	Number of warrants	Weighted average exercise price	Weighted average remaining life in years	Aggregate intrinsic value
Outstanding, January 1, 2026	6,346,420	$0.39	2.73	$71,478,245
Exercised	(55,000)	0.33
Outstanding, March 31, 2026	6,291,420	0.39	2.48	$34,805,809
Vested, March 31, 2026	6,291,420	0.39	2.48	$34,805,809

As previously noted, in connection with the 2025 Offerings, the Company was required to issue 86,846 warrants to the placement agent.  These warrants vest immediately, have an expiration date of September 6, 2029, and an exercise price of $3.59.  The Company valued the warrants using the Black-Scholes model.  Based on the below inputs, the Company determined that the warrants had a fair value of $178,774 for the year ended December 31, 2025.

December 31, 2025
Expected volatility	68.98% - 87.30%
Expected term (years)	3.72 - 4.67
Risk-free interest rate	2.61% - 3.10%
Dividend yield	0%

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

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

8. STOCKHOLDERS' EQUITY (CONTINUED)

c) Options

A summary of Common Stock option activity during the three months ended March 31, 2026 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life in years	Aggregate intrinsic value
Outstanding, January 1, 2026	2,415,000	$3.59	4.63	$19,464,900
Forfeited	(1,390,000)	3.59
Outstanding, March 31, 2026	1,025,000	3.59	4.38	$2,388,250
Vested, March 31, 2026	-	$-	-	$-

On August 12, 2025, the Company granted 2,200,000 stock options that vest 180 days from the date of listing on the NYSE. The exercise price of the options is $3.59 and expire on August 12, 2030.  1,425,000 options were granted to related parties.

On September 29, 2025, the Company granted 215,000 stock options that vest 180 days from the date of listing on the NYSE. The exercise price of the options is $3.59 and expire on September 29, 2030. 75,000 options were granted to a Director and 140,000 to the former corporate secretary and spouse of the former CEO.

No options were granted during the three months ended March 31, 2026.

During the three months ended March 31, 2026, the Company recognized negative stock compensation of ($553,762) in connection with the stock options. On February 19, 2026, 1,390,000 options were forfeited upon the resignation of the former CEO, the former corporate secretary and spouse of the former CEO, and two immediate family members of the former CEO. The Company reversed $1,081,160 in stock compensation expense related to these forfeitures during the three months ended March 31, 2026. During the three months ended March 31, 2026, the Company recognized stock compensation expense of ($363,512) within consulting fees; $143,744 in contract labor and fuel; ($397,410) in management fees; and $63,416 in professional fees. Future unrecognized stock-based compensation expense arising from the options amount to $451,218.

The Company valued the stock options using the Black-Scholes model.  Based on the below inputs, the Company determined that the options had a fair value of $4,195,896 upon issuance during the year ended December 31, 2025.

December 31, 2025
Expected volatility	77.25% - 77.97%
Expected term (years)	2.57 - 2.64
Risk-free interest rate	2.57%
Dividend yield	0%

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

d) Restricted share units ("RSUs")

A summary of RSU activity during the three months ended March 31, 2026 is as follows:

Number of RSUs
Outstanding, January 1, 2026	2,170,750
Vested	(228,500)
Outstanding, March 31, 2026	1,942,250

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

8. STOCKHOLDERS' EQUITY (CONTINUED)

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
  5% vest immediately, in the event the closing bid price of the shares of the Company is greater than $5.38 for any period of 10 consecutive trading days beginning at least 60 days after listing, and the average trading volume of the shares was greater than 100,000 share per day for any 60-day period after listing (met and accelerated);
  5% vest immediately, in the event the closing bid price of the shares of the Company is greater than $5.38 for any period of 10 consecutive trading days beginning at least 90 days after listing, and the average trading volume of the shares was greater than 100,000 share per day for any 90-day period after listing (met and accelerated);
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

During the three months ended March 31, 2026, an additional 10% of the grant, which amounts to 228,500 of RSUs were accelerated and vested, as a result of one of the aforementioned market conditions being met.

No RSUs were granted during the three months ended March 31, 2026 and 2025.

The Company recognized $2,350,536 in stock-based compensation related to the RSUs vested during the three months ended March 31, 2026 (March 31, 2025 - $0), with $10,287 recognized in advertising and promotion; $144,015 recognized in business development; $1,347,572 recognized in consulting fees; and $848,662 recognized in professional fees. Future unrecognized stock-based compensation expense arising from the RSUs amount to $1,666,240.

9. RELATED PARTY TRANSACTIONS

Due From Related Party

As of March 31, 2026, $1,526,126 (December 31, 2025 - $0) was due from the former CEO, who is also a significant shareholder, in relation to unauthorized transfers made by the former CEO prior to resignation (Note 11). Furthermore, a loss from misappropriation of assets of $395,033 was also recognized in relation to this event.

As of March 31, 2026, $6,833 (December 31, 2025 - $6,833) was due from the CFO, for expenses paid on behalf of the CFO by the Company prior to the initial public offering. The amounts are unsecured, non-interest bearing and due on demand. The amount has been repaid on May 15, 2026.

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

9. RELATED PARTY TRANSACTIONS (CONTINUED)

Management Fees

During the three months ended ended March 31, 2026 and 2025, management fees of $50,000 and $75,000, respectively, were incurred to the former CEO, who is also a significant shareholder of the Company. As of March 31, 2026 and December 31, 2025, $0 and $25,000, respectively, management fees were included in accounts payable and accrued liabilities. Management fees also included negative stock-based compensation of $397,410 (three months ended March 31, 2025 - $0) in relation to the reversal of previously recognized expenses for 500,000 options forfeited by the former CEO upon resignation. The grant date fair value of the 500,000 options granted was $868,102.

Consulting Fees

During the three months ended March 31, 2026 and 2025, the Company incurred an expense of $12,000 and $18,000, respectively, of fees to an entity owned by the spouse of the former CEO, who is also a significant shareholder.  As of March 31, 2026 and December 31, 2025, $0 and $0 of these fees were included in accounts payable and accrued expenses.

During the three months ended March 31, 2026 and 2025, the Company incurred an expense of $0 and $10,606, respectively, of fees to the former BOD member of the Company.  As of March 31, 2026 and December 31, 2025, $0 and $0 of these fees were unpaid, respectively.

Contract Labor

During the three months ended March 31, 2026 and 2025, the Company incurred expenses of $6,000 and $20,000, respectively, to an immediate family member of the former CEO, who is also a significant shareholder.  As of March 31, 2026 and December 31, 2025, $0 and $0 of these fees were unpaid, respectively.

Director Fees

During the three months ended March 31, 2026 and 2025, directors fees of $44,000 and $42,000, respectively, were incurred. As of March 31, 2026 and December 31, 2025, $32,000 and $0, respectively, of directors fees were included in accounts payable and accrued liabilities.

Professional Fees

During the three months ended March 31, 2026 and 2025, the Company incurred professional fee expenses of $27,000 and $24,000, respectively, with the CEO and VP of Development.  There were $1,000 and $8,000 owed to this related party as of March 31, 2026 and December 31, 2025, respectively.

During the three months ended March 31, 2026 and 2025, the Company incurred professional fee expenses of $45,000 and $45,000, respectively, to the CFO of the Company. There were no amounts owed to this related party as of March 31, 2026 and December 31, 2025.

Stock-based Compensation

During the three months ended March 31, 2025, the Company recognized no stock-based compensation, as there were no Options nor RSUs issued.

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

9. RELATED PARTY TRANSACTIONS (CONTINUED)

During the year ended December 31, 2025, the Company granted the following Options and RSUs to related parties:

  500,000 Options with grant date fair value of $868,102 to the former CEO, who is also a significant shareholder, which have since been forfeited;
  640,000 Options with grant date fair value of $1,113,101 to the spouse of the former CEO, who is also a significant shareholder, which have since been forfeited;
  250,000 Options with grant date fair value of $434,051 to the two immediate family members of the former CEO, who is also a significant shareholder, which have since been forfeited;
  125,000 Options with grant date fair value of $217,025 to the CEO and VP of Development;
  125,000 Options with grant date fair value of $218,059 to a director;
  750,000 RSUs with grant date fair value of $2,692,500 to the CFO; and
  525,000 RSUs with grant date fair value of $1,884,750 to two directors and two former directors.

During the three months ended March 31, 2026, the Company incurred stock-based compensation arising from RSUs amounting to $308,604 to two directors, recognized in consulting fees; and $771,511 to the CFO, recognized in professional fees.

During the three months ended March 31, 2026, the Company incurred stock-based compensation arising from options amounting to negative $397,410 to the former CEO, recognized in management fees; and negative $485,044 to the spouse of the former CEO, recognized in consulting fees; and negative $198,705 to two immediate family members of the former CEO, recognized in contract labor and fuel; $70,799 to a director, recognized in consulting fees; and $63,417 to the CEO and VP of Development, recognized in professional fees.

Notes Payable

On August 14, 2010, Company entered into a loan agreement with the former CEO, who is also a significant shareholder, in the amount of $865,000. The loan bears no interest, with no terms of repayment. As of March 31, 2026, and December 31, 2025, $185,976 was outstanding for this loan.

On August 14, 2010, the Company entered into a loan agreement with an entity owned by the spouse of the former CEO, who is also a significant shareholder, in the amount of $865,000. The loan bears no interest, with no terms of repayment. As of March 31, 2026 and December 31, 2025, $865,000 was outstanding for this loan.

On August 1, 2022, the Company entered into a loan agreement with the former CEO, who is also a significant shareholder, in the amount of $475,150. The loan bears no interest, with no terms of repayment. As of March 31, 2026 and December 31, 2025, $475,150 was outstanding for this loan.

10. INCOME TAXES

The Company did not record any income tax provision or benefit for the three months ended March 31, 2026 and 2025. The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of its deferred tax assets. The Company has established a valuation allowance against the net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, the Company has not reflected any benefit of such deferred tax assets in the accompanying unaudited condensed consolidated interim financial statements.

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

11. COMMITMENTS AND CONTINGENCIES

Midland Economic Development Agreement

On October 7, 2024, the Company entered into an economic development agreement (the "Economic Development Agreement") with Midland Development Corporation ("MDC"), whereby MDC has agreed to provide certain incentives to the Company for (i) expansion of its business operations to the Midland International Air & Space Port ("KMAF"), (ii) creation and retention of primary jobs within the corporate limits of the City of Midland, and (iii) relocation of certain capital assets and equipment at the Midland International Air & Space Port. In connection with the Economic Development Agreement, the Company has a commitment to enter into certain temporary, short-term, and long-term hangar leases at KMAF, and the MDC would provide reimbursements of lease payments until a long-term hangar lease is being entered into. For the three months ended March 31, 2026 and 2025, the Company incurred short-term rent expenses of $24,000  and $40,000, respectively, in relation to the Economic Development Agreement.

During the three months ended March 31, 2026 and 2025, the Company received from MDC advances of $413,000 and $0, respectively.

For the three months ended March 31, 2026 and 2025, the Company is entitled to grant income related to reimbursement of these costs of $24,000 and $40,000. As of March 31, 2026 and December 31, 2025, the Company had a grant payable of $743,967 and $354,967, respectively.

Pending Litigation with Rick Svetkoff, former CEO and Director

On April 9, 2026, Rick Svetkoff, former CEO and Director, filed a complaint against the Company, and its board members in the 18th Judicial Circuit in Brevard County, Florida. The complaint alleges that the defendants breached fiduciary duty, deceptive business practices, and improper control and alteration of corporate records and is seeking $26 million in damages. The Company denies all of the allegations of the complaint and intends to vigorously defend itself. The amounts and outcome of the complaint cannot be determined at this time and has not been accrued for in these condensed consolidated interim financial statements for the three months ended March 31, 2026.

On February 19, 2026, Rick Svetkoff, the former CEO and Director, and Brenda Svetkoff, former Secretary and spouse of the former CEO, voluntarily resigned from the Company. On February 3, 2026 and February 17, 2026, Rick Svetkoff withdrew and transferred funds amounting to $500,000 to an account not held in the name of the Company or its subsidiaries, and $1,395,869 to Rick Svetkoff and RLB Aviation, Inc., a company controlled by Brenda Svetkoff, respectively, without approval of the Company's Board of Directors or Audit Committee. In February 2026, Rick and Brenda Svetkoff made rental payments for a residential property of $19,502 from the Company's funds without authorization. In May 2026, the Company discovered a further bank account opened in 2024 without approval of the Company’s Board of Directors or Audit Committee by Rick and Brenda Svetkoff, which processed Company funds, and had $5,788 withdrawn and not returned to the Company’s treasury, upon account closure in March 2025. Such amounts total to $1,921,159, which the Company intends to pursue a recovery of. As of March 31, 2026, the Company recognized amounts due from shareholder of $1,526,126 and a loss from misappropriation of assets of $395,033. The amount due from shareholder is equivalent to the balance of related party notes payable (Note 9) to Rick Svetkoff and RLB Aviation, Inc., which the Company intends to apply against the amount due from shareholder, should litigation pursuing recovery of such amounts be unsuccessful.

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

If all four phases of the Aircraft Agreement are completed, the total cost of the agreement will be $20,000,000. As of March 31, 2026, the Company has made deposits to Aerovision totalling $5,150,000 (December 31, 2025 - $5,150,000).

As of March 31, 2026, Aerovision has not provided any information as to the availability of any of the F-4 Phantom II aircraft contemplated to be purchased by the Company, and all recent attempts by the Company to contact Aerovision have been unsuccessful. The Company is currently reviewing what remedies might be available under the Aircraft Agreement.

Pending Litigation with Mountain CI Holdings Ltd.

On April 17, 2026, Mountain CI Holdings Ltd. filed a complaint against the Starfighters, Inc., a subsidiary of the Company, in the 18th Judicial Circuit in Brevard County, Florida. The plaintiff is seeking $610,000 for monies allegedly lent to Starfighters, Inc. in 2014 – 2021 which remained unpaid. The Company denies all of the allegations of the complaint and intends to vigorously defend itself. The outcome of the complaint cannot be determined at this time and has not been accrued for in these condensed consolidated interim financial statements for the three months ended March 31, 2026.

Flagship Bank Account Restrictions

Due to ongoing dispute and a legal complaint filed by Rick Svetkoff, former CEO and Director, on April 9, 2026, Flagship Bank has placed restrictions on all accounts held by Starfighters International, Inc., a Florida subsidiary of the Company. As such, the Company reports cash of $684,758, and short-term investments of $503,286, as restricted as of March 31, 2026.

Regions Bank Account Restrictions

Due to ongoing dispute with Rick Svetkoff, former CEO and Director, over the control of bank accounts, Regions Bank has formally notified the Company on May 15, 2026, that it has placed restrictions on all accounts held by Starfighters International, Inc., a Texas subsidiary of the Company. As such, the Company reports cash of $539 and short-term investments of $209,993, as restricted as of March 31, 2026.

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

12. CORRECTION OF IMMATERIAL ERRORS

As disclosed in our Form 10-K filed on April 15, 2026, certain revisions, noted below, were necessary to the previously filed financial statements for the three months ended March 31, 2025.

The Company determined $40,000 of grant income should have been recorded in the unaudited condensed consolidated interim statements of operations for the three months ended March 31, 2025, with a corresponding grant receivable in the condensed consolidated interim balance sheet. As of March 31, 2025, the Company was already entitled to receive the amount as reimbursement on its rent expenses pursuant to the Economic Development Agreement (Note 11).

The Company also determined research and development expenses of $255,479 was understated in the unaudited condensed consolidated interim statement of operations for the three months ended March 31, 2025.

For the three months ended March 31, 2025, the corrected net loss is $2,653,107, or $0.13 per share.

The Company evaluated the corrections and has determined their impacts were immaterial, individually and in aggregate, to the previously issued unaudited condensed consolidated interim financial statements for the three months ended March 31, 2025.

13. SUBSEQUENT EVENTS

On April 2, 2026, the Company issued 114,250 Common Shares for the settlement of 114,250 RSUs (Note 8) vested on March 28, 2026, which had an acceleration of vesting upon the achievement of a benchmark of the share price of the Company's Common Shares being traded on the NYSE American.

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

Effective May 11, 2026, the Board of Directors of the Company appointed Jose Arias as the Company’s Vice President, Space Operations. In connection with the appointment, the Company is to pay a one-time sign-on bonus of $20,000. Subject to board approval, the Company will also grant 150,000 stock options under the Company’s equity incentive plan. The exercise price of the stock options will be equal to fair market value of the Company’s common stock on the grant date, and have a vesting schedule of 25% after 12 months, with the remaining 75% vesting monthly in equal installments over the subsequent 24 months.

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

Company Overview

The Company was founded and incorporated under the laws of the State of Delaware on September 6, 2022. On December 17, 2025, the Company successfully closed its initial public offering and on December 18, 2025, our common shares were listed for trading on the NYSE American under the trading symbol "FJET". Our goal is to make space accessible to entrepreneurs, researchers, industry participants, and the government at a high cadence and the right cost.

Our principal operating facility, head office and mailing address is located at 505 Odyssey Way, Suite 101, Kennedy Space Center, Florida, 32953 and our phone number is 321-261-0900. Our registered and records office is located at 850 New Burton Road, Suite 201, Dover, Delaware 19904. Our website address is https://starfightersspace.com/.

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

Current Status of Aerovision Aircraft Acquisition Agreement

Our wholly owned subsidiary, Starfighters International, Inc. ("SFII"), is party to an aircraft acquisition agreement dated October 31, 2024, and amended on January 28, 2025 (as amended, the "Aircraft Agreement"), with Aerovision LLC, a Florida limited liability company ("Aerovision"), pursuant to which SFII agreed to purchase from Aerovision various used aircraft and associated spare equipment in phases. The subject aircraft for acquisition pursuant to the Aircraft Agreement originally included twelve F-4 Phantom II aircraft that had been decommissioned by the Republic of Korea Air Force.

The Aircraft Agreement required an initial deposit advance in the amount of $5,000,000, payable in two instalments of $2,500,000 each, with the first payment to be made on or before January 31, 2025 and the second payment to be made within 10 days of Aerovision executing a binding agreement to acquire a minimum of eight F-4 Phantom II aircraft from one or more alternative suppliers when it became uncertain whether the F-4 Phantom II aircraft originally identified for acquisition by SFII were, in fact, available.

SFII paid the two instalments of the initial deposit advance to Aerovision, totaling $5,000,000, on January 24, 2025, and March 3, 2025. However, Aerovision has not provided any information as to the availability of any of the F-4 Phantom II aircraft contemplated to be purchased by SFII, and all recent attempts by our Company to contact Aerovision have been unsuccessful. We, acting through SFII, are reviewing what remedies might be available under the Aircraft Agreement.

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

Pending Litigation with Rick Svetkoff

On April 9, 2026, Richard "Rick" Svetkoff filed a complaint in the 18th Judicial Circuit in and for Brevard County, Florida (Case No. 26TC-245660994), against the Company, Timothy Franta (the Company's current CEO and a board member), board members Sean Bromley, Brian Goldmeier and Geoffrey "Hak" Hickman, and Flagship Bank as trustee for funds held in the name of the Company's wholly-owned subsidiary, SFII.  Mr. Svetkoff previously served as the Company's CEO, President and Executive Chairman, and as a Director, until his voluntary resignation from these positions on February 19, 2026.  Following his resignation, the Company removed Mr. Svetkoff as an officer and director of SFII, a corporation formed under the laws of the State of Florida, and Starfighters International, Inc., a corporation formed under the laws of Texas, on March 9, 2026, and caused Articles of Amendment to be filed for SFII with the Florida Secretary of State office on March 27, 2026. In addition, the Company removed Mr. Svetkoff as an officer and director of Starfighters, Inc. ("SI"), a corporation formed under the laws of the State of Florida, on April 2, 2026, and caused Articles of Amendment to be filed for SI with the Florida Secretary of State office on April 3, 2026.

Mr. Svetkoff's complaint asserts three counts: (i) a claim for breach of fiduciary duty against the director defendants alleging, among other things, self-dealing, mismanagement of assets, and failure to act in good faith that seeks damages alleged to exceed $26,000,000, as well as equitable relief, including removal of certain directors; (ii) a claim under the Florida Deceptive and Unfair Trade Practices Act, alleging that the Company and Mr. Franta improperly used certain corporate entities and related assets to divert business and to trade on plaintiff’s goodwill, and injunctive relief, damages, to be determined at trial, attorneys' fees and transfer of the domain name starfighters.net; and (iii) a claim for injunctive relief relating to alleged changes to corporate records and control over certain assets, including funds held at Flagship Bank.

The Company denies all of the allegations of the complaint and intends to vigorously defend itself. The Company also conducted an internal review regarding certain transactions and activities involving Mr. Svetkoff both prior to and following his resignation. The Company contends that Mr. Svetkoff opened an offshore bank account in the Company's name at Hamilton Reserve Bank of St. Kitts and Nevis and transferred approximately $1.0 million of SFII's funds into that account without authorization, though the funds were subsequently returned and such account was closed. The Company also identified several issues related to banking transactions in SFII’s accounts at Flagship Bank in February 2026, including, but not limited to, unauthorized withdrawals and transfers of funds in the aggregate amount in excess of $1.9 million to Mr. Svetkoff and RLB Aviation, Inc., a corporation owned by Mr. Svetkoff's wife, Brenda Svetkoff, as well as for rental payments for a residential private property, without approval of the Company's Board of Directors or audit committee. In May 2026, the Company discovered a further bank account opened in 2024 which the Company contends was without approval of the Company’s Board of Directors or audit committee by Mr. and Mrs. Svetkoff, which processed Company funds, and had $5,788 withdrawn and not returned to the Company’s treasury, upon account closure in March 2025. Such amounts total to $1,921,159, which the Company intends to pursue a recovery of.

The Company is preparing to file a response to the complaint and is evaluating potential counterclaims and other claims against Mr. Svetkoff and related parties, which may include claims for conversion, misappropriation of corporate assets, and breach of fiduciary duty. The Company reserves all rights and defenses in connection with this matter, cannot predict the outcome of this matter, and an adverse result could have a material adverse effect on the Company business, financial condition, cash flows, or results of operations.

In relation to this pending litigation and ongoing dispute over controls of bank accounts, Flagship Bank has placed restrictions on all accounts held by SFII with the bank, which held cash and short-term investments totaling over $1.1 million.

In addition, due to ongoing dispute over control of bank accounts, Regions Bank has also placed restrictions on all accounts held by our Texas subsidiary with the bank, which held cash and short-term investments totaling approximately $0.2 million.

Results of Operations - Three Months Ended March 31, 2026, Comparison Against the Three Months Ended March 31, 2025

	For the three months ended March 31,
	2026	2025

Operating expenses
Advertising and promotion	$508,462	$81,173
Bank and interest charges	2,456	4,027
Business development	144,015	180,000
Consulting fees	1,124,862	390,350
Contract labor and fuel	331,116	185,775
Depreciation	88,588	5,080
Directors' fees	44,000	42,000
Franchise tax	10,069	-
Insurance	205,754	21,157
Licenses	-	450
Listing fees	233,149	3,049
Management fees	(347,410)	75,000
Office and administrative	47,320	78,125
Professional fees	1,331,822	192,414
Rent expense	130,753	102,751
Repairs and maintenance	2,379	5,994
Research and development	83,263	255,479
Travel and entertainment	113,140	255,454
Vehicle	114	1,275
Total operating expenses	(4,053,852)	(1,879,553)

Other income (expense)
Amortization of debt discount	-	(117,067)
Change in fair value of derivative liability	-	(704,662)
Other income	15,000	87,900
Grant income	24,000	40,000
Interest expense	-	(118,410)
Interest income	50,788	42,775
Loss on disposal of property, plant, and equipment	(4,603)	-
Loss from misappropriation of assets	(395,033)	-
Exchange loss	(5,431)	(4,090)
Total other income (expense)	(215,279)	(773,554)

Net loss	$(4,269,131)	$(2,653,107)

During the three months ended March 31, 2026, we incurred a net loss of $4,269,131 compared to net loss of $2,653,107 for the three months ended March 31, 2025. An analysis of the increase in net loss of $1,616,024 including the major components of our results for the periods, is below.

Advertising and promotion

During the three months ended March 31, 2026, we incurred advertising and promotion expenses of $508,462 compared to $81,173 for the three months ended March 31, 2025, an increase of $427,289 year over year. During the three months ended March 31, 2026, the Company embarked on a public relations campaign to raise awareness about its brand and business following the Company's listing on the NYSE American, whereas the Company incurred lower ongoing public relations expenses during the three months ended March 31, 2025. Furthermore, in 2026, advertising and promotion expenses also include $10,287 in stock-based compensation related to RSUs issued in 2025 to a marketing consultant. There was no stock-based compensation in the comparative period.

Business development

During the three months ended March 31, 2026, we incurred business development expenses of $144,015 compared to $180,000 for the three months ended March 31, 2025. The current period expenditure is solely stock-based compensation related to RSUs issued in 2025 to a business development advisor of the Company, which will vest by June 2026. In the comparative period, such expenses were paid in cash and were incurred for corporate advisory and investor outreach activities associated with the Company's then-ongoing financing and listing efforts through its Regulation A financing.

Consulting fees

During the three months ended March 31, 2026, we incurred consulting fees of $1,124,862 compared to $390,350 for the three months ended March 31, 2025, an increase of $734,512 year-over-year. In the current quarter, consulting fees include $984,060 in stock-based compensation related to options and RSUs issued during the previous year. There was no stock-based compensation in the comparative period. Cash-based consulting fees were $140,802, which was a decrease of $249,548 compared to the prior year. In the comparative period, the Company incurred certain corporate advisory and consulting expenses in relation to its go-public efforts, which were not repeated in Q1 2026, following the successful completion of the Company's IPO in December 2025.

Contract labor and fuel

During the three months ended March 31, 2026, we incurred contract labor and fuel expenses of $331,116 compared to $185,775 for the three months ended March 31, 2025, an increase of $145,341 year-over-year. In the current quarter, contract labor and fuel include $143,744 in stock-based compensation related to options issued in 2025 to members of the operations team based at Kennedy Space Center. There was no stock-based compensation in the comparative period. The cash-based expenses for contract labor and fuel remained consistent year-over-year with similar level of flight activities undertaken in the current year.

Directors' fees

During the three months ended March 31, 2026, we incurred directors' fees of $44,000 compared to $42,000 for the three months ended March 31, 2025, which is relatively consistent year-over-year.

Insurance

During the three months ended March 31, 2026, we incurred insurance expense of $205,754 compared to $21,157 for the three months ended March 31, 2025, an increase of $184,597. Insurance expenses of the Company included coverages for its operations of F-104 aircrafts, as well as directors' and officers' ("D&O") coverages. The increase is mainly due to increased D&O coverages connected to the Company's listing on the NYSE American.

Management fees

Management fees for the three months ended March 31, 2026 were ($347,410) compared to expense of $75,000 for the three months ended March 31, 2025, a decrease of $422,410 year-over-year. In the current quarter, the Company paid cash management fees of $50,000 to the Company’s former CEO for overseeing the day to day operations, netted off by a reversal of previously-recognized stock-based compensation of $397,410 related to options previously issued but forfeited by the Company’s former CEO upon his resignation in February 2026. There was no stock-based compensation in the comparative period.

Office and administrative

During the three months ended March 31, 2026, we incurred office and administrative expenses of $47,320 compared to $78,125 for the three months ended March 31, 2025, a decrease of $30,805 year-over-year. The decrease in administrative expenses is correlated to the reduced level of administrative work required, following the Company's successful completion of its IPO.

Listing fees

During the three months ended March 31, 2026, we incurred listing fees of $233,149 compared to $3,049 for the three months ended March 31, 2025, an increase of $230,100 year-over-year. Listing fees reflect public company costs of the Company, including transfer agent expenses, periodic fees for maintaining listings on the NYSE American, expenditures for public filings, among others. The year-over-year increase reflects increased ongoing obligations of the Company following the completion of its IPO in December 2025 to become a public company.

Professional fees

During the three months ended March 31, 2026, we incurred professional fees of $1,331,822 compared to $192,414 for the three months ended March 31, 2025, an increase of $1,139,408 year-over-year. In the current quarter, professional fees included $912,078 in stock-based compensation related to options and RSUs issued in 2025 for services from a number of individuals, including the Company's CFO, and cash fees of $419,744. There was no stock-based compensation in the comparative period. The year-over-year increase relates to additional legal, audit, and accounting fees incurred to fulfill the Company's increased reporting obligations as a result of becoming a public company in December 2025, as well as increased legal expenditures related to disputes the Company is party to, including those involving the Company's former CEO, the Aircraft Agreement, and access to certain bank accounts of the Company's subsidiaries in relation to the resignation of the Company's former CEO.

Rent expense

During the three months ended March 31, 2026, we incurred rent expense of $130,753 compared to $102,751 for the three months ended March 31, 2025, an increase of $28,002 year-over-year. The Company entered into a new short-term lease for a new temporary hangar lease in Texas commencing June 2025, resulting in an increase in rent expense incurred.

Repairs and maintenance

During the three months ended March 31, 2026, we incurred repair and maintenance expenses of $2,379 compared to $5,994 for the three months ended March 31, 2025, a decrease of $3,615, which remained relatively consistent year over year.

Research and development

During the three months ended March 31, 2026, we incurred research and development expenses of $83,263 compared to $255,479 for the three months ended March 31, 2025 a decrease of $172,216 year-over-year. The decrease reflected the completion of the initial phase of testing for the Company's StarLaunch platform, as announced in January 2026 and disclosed earlier in this management's discussion and analysis.

Travel and entertainment

During the three months ended March 31, 2026, we incurred travel and entertainment expenditures of $113,140 compared to $255,454 for the three months ended March 31, 2025, a decrease of $142,314 year-over-year. During the comparative period, the Company was actively travelling and entertaining prospective investors, resulting in higher expenditures than in the current year.

Amortization of debt discount

During the three months ended March 31, 2025, the Company recognized amortization of the discount on its convertible debt of $117,067, whereas there were no equivalent expenses in the current period. The discount related to a bifurcated conversion option transaction costs incurred for a previously outstanding convertible debt financing. The convertible debt was fully converted and settled in December 2025, concurrently with the Company's IPO.

Change in fair value of derivative liability

During the three months ended March 31, 2025, the Company recorded a change in the fair value of its derivative liability of $704,662, whereas there were no equivalent expenses in the current period. The derivative liability resulted from a conversion option on the Company's previously existing convertible debt which was bifurcated as the number of shares to be issued upon conversion may vary.  The change in fair value reflects updates to key valuation inputs into the Monte Carlo valuation, including the Company's share price, expected volatility and time to maturity. The convertible debt was fully converted and settled in December 2025, concurrently with the Company's IPO.

Other income

During the three months ended March 31, 2026, we earned other income of $15,000 compared to $87,900 for the three months ended March 31, 2025, a decrease of $72,900 year-over-year. Other income consists of ancillary income earned for providing pilot training and equipment testing services, and varies with the availability of airspace, equipment and personnel.

Grant income

During the three months ended March 31, 2026, we earned grant income of $24,000 compared to $40,000 for the three months ended March 31, 2025, a decrease of $16,000 period-over-period. Grant income consists of expense reimbursement received or is receivable by the Company in connection with rent expenses and costs of relocation of assets and operations to Midland, Texas, in accordance with the Economic Development Agreement with the MDC.

Interest expense

During the three months ended March 31, 2026, we incurred no interest expense compared to $118,410 for the three months ended March 31, 2025. Interest expense consisted of interest on convertible debentures of the Company which were carried at 5% per annum and raised to 8% per annum in February 2025, and note payable to Space Florida which was carried at 3% per annum. These loans were converted into common stock upon the Company's listing on the NYSE American in December 2025, and are no longer outstanding.

Interest income

During the three months ended March 31, 2026, we earned interest income of $150,788 compared to $42,775 for the three months ended March 31, 2025, an increase of $108,013 year-over-year.

Loss on disposal of property, plant, and equipment

During the three months ended March 31, 2026, we recognized a loss on disposal of property, plant, and equipment, in relation to a vehicle that was paid for by SFII in 2022 that was not returned to the Company's possession upon the resignation of the former CEO of the Company.

Loss from misappropriation of assets

During the three months ended March 31, 2026, we recognized a loss from misappropriation of assets of $395,033 in relation to withdrawal and transfer of funds of the Company by the former CEO of the Company without approval of the Board of Directors or the Audit Committee of the Company, totaling $1,921,159. The portion to which we recognized a loss for represented excess amounts over related party notes payable which we owed to the former CEO and his related entities, for which we determined there is no sufficient evidence for its collectability.

Liquidity and Capital Resources

We continually monitor and manage cash flow to assess the liquidity necessary to fund operations and capital projects. We manage our capital resources and adjust them to take into account changes in economic conditions and the risk characteristics of the underlying assets. To maintain or adjust our capital resources, we may, where necessary, control the amount of working capital, pursue financing or manage the timing of our capital expenditures. As of March 31, 2026, we had a positive working capital of $14,711,208 (current assets of $18,205,092, less current liabilities of $3,493,884) and as of December 31, 2025, we had a positive working capital of $17,091,337 (current assets of $20,143,416, less current liabilities of $3,052,079).

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

Furthermore, as disclosed earlier, within our current assets, cash and short-term investments of $1,188,044 were restricted by Flagship Bank due to ongoing litigation involving Rick Svetkoff, our former CEO and Director; a further $210,532 of cash and short-term investments were restricted by Regions Bank due to ongoing disputes over ownership and control of bank accounts with Rick Svetkoff; and $1,526,126 recognized as due from shareholder was part of $1,921,159 that was identified to have been unauthorized withdrawals and transfers by Rick Svetkoff from our Flagship Bank and Regions Bank accounts without approval by our board of directors or audit committee prior to his resignation, which we intend to pursue a recovery of, but do not currently have access thereto. The balance of $395,033 was recorded as loss to misappropriation of assets.

Based on this assessment, we have material uncertainties about our business that may cast substantial doubt about our ability to continue as a going concern. Accordingly, our ability to continue as a going concern is dependent upon our ability to raise sufficient funds to pay ongoing operating expenditures and to meet our obligations. See further discussion related to our ability to continue as a going concern within Note 2 to our unaudited condensed consolidated interim financial statements for the three months ended March 31, 2026 and 2025 under "- Basis of Presentation - Going Concern."

As of March 31, 2026, and December 31, 2025, we had $2,138,039 and $4,631,720 in cash (including restricted cash), respectively. We are actively managing current cash flows until such time that we are profitable.

The chart below highlights our cash flows for the periods indicated:

	For the three months ended March 31,
	2026	2025
	$	$
Net cash provided by (used in):
Operating activities	(3,963,542)	(1,669,732)
Investing activities	1,469,861	(5,295,422)
Financing activities	-	3,869,831
Decrease in cash and restricted cash	(2,493,681)	(3,095,323)

Cash Used in Operating Activities

Our net cash used in operating activities is primarily due to cash payments for operating expenses that we incur in the day-to-day operations of the business. Net cash used in operating activities for the three months ended March 31, 2026, was $3,963,542 compared to $1,669,732 for the three months ended March 31, 2025. The loss for the three months ended March 31, 2026, of $4,269,131 was amplified by $1,476,646 in working capital items and offset by $1,782,235 in non-cash items consisting mainly of stock-based compensation. This compares to a loss of $2,653,107 for the comparative period, that was offset by $146,800 in changes in working capital items and $836,575 in non-cash items consisting mainly of amortization of the convertible debt discount and change in fair value of derivative liability.

Cash Provided by (Used in) Investing Activities

Net cash provided by (used in) investing activities for the three months ended March 31, 2026 was an inflow of $1,469,861 and relates to the redemption of short-term investments of $10,056,100, netted off by purchase of short-term investments of $8,586,239. Net cash used in investing activities during the comparative period was $5,295,422 and relates to deposits made toward the purchase of property, plant and equipment of $5,000,000 and the purchase of short-term investments of $295,422.

Cash Provided by Financing Activities

We have funded our business to date from the issuance of our common stock, warrants and convertible debentures through Reg A financing, private placements, and from loans from related parties.

The Company did not undertake any financing activities during the three months ended March 31, 2026.

During the three months ended March 31, 2025, the Company received gross proceeds from Reg A financing of $4,101,909 and paid for share issuance costs of $232,078, resulting in a net cash inflow of $3,869,831.

Capital Management

Capital is comprised of our stockholders' equity and any debt that we may issue. Our objectives when managing capital are to maintain financial strength and to protect our ability to meet ongoing liabilities, to continue as a going concern, to maintain creditworthiness and to maximize returns for our shareholders over the long term. Protecting the ability to pay current and future liabilities includes maintaining capital above minimum regulatory levels, current financial strength rating requirements and internally determined capital guidelines and calculated risk management levels. We manage capital structure to maximize financial flexibility by making adjustments in response to changes in economic conditions and the risk characteristics of the underlying assets and business opportunities. We do not presently utilize any quantitative measures to monitor our capital, but rather we rely on our management's expertise to sustain the future development of the business. Management reviews its capital management approach on an ongoing basis and believes that this approach, given our size, is reasonable.

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

Our summary of significant accounting policies is described in more detail in the notes to our unaudited condensed consolidated interim financial statements. Please refer to Note 3.

Off-Balance Sheet Arrangements

We have not entered into any material off-balance sheet arrangements such as guarantee contracts, contingent interests in assets transferred to unconsolidated entities, derivative financial obligations, or with respect to any obligations under a variable interest equity arrangement.

Subsequent Events

On April 2, 2026, the Company issued 114,250 Common Stocks upon vesting and settlement of 114,250 RSUs (Note 8), which had an acceleration of vesting upon the achievement of a benchmark of the share price of the Company's Common Stocks being traded on the NYSE American for a period of 10 consecutive trading days after March 18, 2026.

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

Effective May 11, 2026, the Board of Directors of the Company appointed Jose Arias as the Company’s Vice President, Space Operations. In connection with the appointment, the Company is to pay a one-time sign-on bonus of $20,000. Subject to board approval, the Company will also grant 150,000 stock options under the Company’s equity incentive plan. The exercise price of the stock options will be equal to fair market value of the Company’s common stock on the grant date, and have a vesting schedule of 25% after 12 months, with the remaining 75% vesting monthly in equal installments over the subsequent 24 months.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal period ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective as our management has identified material weaknesses.

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

  Complex debt accounting, inclusive of derivatives; and,

  Completeness of payables and expenses.

During the three months ended March 31, 2026, a material weakness was identified in our financial reporting controls over the accounting for the unauthorized distributions made by Rick Svetkoff.

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

Changes in Internal Control over Financial Reporting

Except for the material weakness identified and the remediation procedures being implemented by the Company as described above, there was no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we may from time to time become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially affect our results of operations, financial condition or cash flows. In addition, regardless of the outcome, litigation could have an adverse impact on us as a result of legal fees, the diversion of management's time and attention and other factors. At this time, the Company is unable to estimate the possible loss or range of loss, if any, associated with the matters described below.

On April 9, 2026, Richard "Rick" Svetkoff filed a complaint in the 18th Judicial Circuit in and for Brevard County, Florida (Case No. 26TC-245660994), against the Company, Timothy Franta (the Company's current CEO and a board member), board members Sean Bromley, Brian Goldmeier and Geoffrey "Hak" Hickman, and Flagship Bank as trustee for funds held in the name of the Company's wholly-owned subsidiary, Starfighters International, Inc. ("SFII").  Mr. Svetkoff previously served as the Company's CEO, President and Executive Chairman, and as a Director, until his voluntary resignation from these positions on February 19, 2026.  Following his resignation, the Company removed Mr. Svetkoff as an officer and director of SFII, a corporation formed under the laws of the State of Florida, and Starfighters International, Inc., a corporation formed under the laws of Texas, on March 9, 2026, and caused Articles of Amendment to be filed for SFII with the Florida Secretary of State office on March 27, 2026. In addition, the Company removed Mr. Svetkoff as an officer and director of Starfighters, Inc. ("SI"), a corporation formed under the laws of the State of Florida, on April 2, 2026, and caused Articles of Amendment to be filed for SI with the Florida Secretary of State office on April 3, 2026.

Mr. Svetkoff's complaint asserts three counts: (i) a claim for breach of fiduciary duty against the director defendants alleging, among other things, self-dealing, mismanagement of assets, and failure to act in good faith that seeks damages alleged to exceed $26,000,000, as well as equitable relief, including removal of certain directors; (ii) a claim under the Florida Deceptive and Unfair Trade Practices Act, alleging that the Company and Mr. Franta improperly used certain corporate entities and related assets to divert business and to trade on plaintiff's goodwill, and injunctive relief, damages, to be determined at trial, attorneys' fees and transfer of the domain name starfighters.net; and (iii) a claim for injunctive relief relating to alleged changes to corporate records and control over certain assets, including funds held at Flagship Bank.

The Company denies all of the allegations of the complaint and intends to vigorously defend itself. The Company also conducted an internal review regarding certain transactions and activities involving Mr. Svetkoff both prior to and following his resignation. The Company contends that Mr. Svetkoff opened an offshore bank account in the Company’s name at Hamilton Reserve Bank of St. Kitts and Nevis and transferred approximately $1.0 million of SFII’s funds into that account without authorization, though the funds were subsequently returned and such account was closed. The Company also identified several issues related to banking transactions in SFII’s accounts at Flagship Bank in February 2026, including, but not limited to, unauthorized withdrawals and transfers of funds in the aggregate amount of $1,895,869 to Mr. Svetkoff and RLB Aviation, Inc., a corporation owned by Mr. Svetkoff’s wife, Brenda Svetkoff, without approval of the Company’s Board of Directors or audit committee. In February 2026, Mr. and Mrs. Svetkoff made $19,502 in rental payments for a residential private property from the Company’s funds without authorization. In May 2026, the Company discovered a further bank account opened in 2024 which the Company contends was without approval of the Company’s Board of Directors or audit committee by Mr. and Mrs. Svetkoff, which processed Company funds, and had $5,788 withdrawn and not returned to the Company’s treasury, upon account closure in March 2025. Such amounts total to $1,921,159, which the Company intends to pursue a recovery of.

The Company is preparing to file a response to the complaint and is evaluating potential counterclaims and other claims against Mr. Svetkoff and related parties, which may include claims for conversion, misappropriation of corporate assets, and breach of fiduciary duty. The Company reserves all rights and defenses in connection with this matter, cannot predict the outcome of this matter, and an adverse result could have a material adverse effect on the Company business, financial condition, cash flows, or results of operations.

On April 17, 2026, Mountain CI Holdings Ltd. filed a complaint against the Starfighters, Inc., a subsidiary of the Company, in the 18th Judicial Circuit in Brevard County, Florida. The plaintiff is seeking $610,000 for monies allegedly lent to Starfighters, Inc. in 2014 – 2021 which remained unpaid. The Company denies all of the allegations of the complaint and intends to vigorously defend itself. The outcome of the complaint cannot be determined at this time.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item. You should carefully consider the risks discussed in the section entitled "Risk Factors" in Part I, Item 1A in our 2025 Annual Report, which could materially affect our business, financial condition, or future results. The risks described in our 2025 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we do not currently deem material, may also materially affect our business, results of operations, cash flows and financial position. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) On January 5, 2026, we issued an aggregate of 29,341 shares of Common Stock (the "Warrant Shares") pursuant to the cashless exercise of 30,000 warrants outstanding, at an exercise price of $0.33 per share. The cashless exercise resulted in us effectively withholding and cancelling 659 Warrant Shares, with an aggregate value of $10,119.27, based on the five trading day volume weighted average price of $15.3555 per Warrant Share, to cover the aggregate exercise price of the warrants. We relied upon the exemption from the registration requirements of the Securities Act provided by Section 3(a)(9) of the Securities Act with respect to the issuance of the Warrant Shares.

On January 8, 2026, we issued 24,285 Common Stocks pursuant to the cashless exercise of 25,000 warrants outstanding, at an exercise price of $0.33 per share. The cashless exercise resulted in us effectively withholding and cancelling 715 Warrant Shares, with an aggregate value of $10,346.12, based on the five trading day volume weighted average price of $14.4701 per Warrant Share, to cover the aggregate exercise price of the warrants. We relied upon the exemption from the registration requirements of the Securities Act provided by Section 3(a)(9) of the Securities Act with respect to the issuance of the Warrant Shares.

(b) Not applicable.

(c) There were no repurchases of our Common Stock or purchases by affiliated parties in the fiscal quarter ended March 31, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During our fiscal quarter ended March 31, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The following exhibits are included with this Quarterly Report:

Exhibit No.	Description of Exhibit
10.1(*)(†)	Employment Offer Agreement between Starfighters Space, Inc. and Jose Arias, dated April 27, 2026.
31.1(*)	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2(*)	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1(**)	Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(*)	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH(*)	Inline XBRL Taxonomy Extension Schema Document
101.CAL(*)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(*)	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(*)	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE(*)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104(*)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101 attachments)

Notes:
(†) Indicates a management contract or compensatory plan

(*) Filed herewith

(**) Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARFIGHTERS SPACE, INC.

Date: May 19, 2026	By:	/s/ Tim Franta
	Name:	Tim Franta
	Title:	Chief Executive Officer
(Principal Executive Officer) and Director

Date: May 19, 2026	By:	/s/ David Whitney
	Name:	David Whitney
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)