Form 10-K/A
period 2025-12-31
Starfighters Space, Inc.
filed 2026-07-21
CIK 1947016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

i

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

EXPLANATORY NOTE

Starfighters Space, Inc. ("Starfighters", the "Company", "we", "our", and "us")  is filing this Amendment No. 1 on Form 10-K/A (this "Amendment No. 1") to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission ("SEC") on April 15, 2026 (the "Original Filing"). Capitalized terms not otherwise defined in this Amendment No. 1 shall have the same meanings assigned to such terms in the Original Filing.

We are filing this Amendment No. 1 to amend our Company's previously issued consolidated financial statements for the years ended December 31, 2025 and 2024. We are amending our consolidated financial statements for the years ended December 31, 2025 and 2024, to expand the disclosure included in certain notes thereto, as follows, in response to comments provided to us by Staff at the Corporation Finance Division of the SEC:

3. Summary of Significant Accounting Policies

w)          Segment Reporting

We have expanded this note in compliance with FASB ASC 280 as amended by FASB ASU 2023-07, to:

  Identify our Company's Chief Executive Officer as the Chief Operating Decision Maker (CODM);
  Disclose the significant segment expense categories that are regularly provided to the CODM;
  Identify the measure(s) of segment profit or loss used by our CODM to assess performance and allocate resources, and explain how the reported measure(s) are used by the CODM in evaluating the segment;
  Provide the amount and a qualitative description of other segment items included in our segment reporting; and
  Include reconciliations of total reportable segment measure(s) of profit or loss to consolidated income before taxes.

4. Property, Plant, and Equipment

We have expanded this note to include the following additional disclosure:

"The Company owns six F-104 aircrafts that were acquired through a common control transaction in 2022, which had zero carrying value at the time of acquisition from the transferring entity, and was carried at $nil upon recognition under ASC 805-50-30-5. The Company owns a seventh F-104 aircraft that was acquired in 2022 at no consideration. Accordingly, the Company reports zero carrying value on the F-104 aircrafts. The Company has full ownership and control over the aircrafts through SFII. The ownership rights and control over the aircrafts are not impacted by the recent resignation of the former Chief Executive Officer of the Company (Note 13)."

12. Correction of Immaterial Errors

We had previously provided disclosure in note 12 regarding the correction of prior interim errors identified for the three and six months ended June 30, 2025, and the three and nine months ended September 30, 2025.  The previous disclosure consisted of a narrative description of these errors and discussed their directional impact on net loss and loss per share.  This note has now been expanded to disclose the effect of the corrections on each financial statement line item for each prior period presented, as required by FASB ASC 250-10-50-7. We have provided tabular disclosure for each affected prior interim period, each line item impacted (including the resulting effect on net loss and net loss per share), showing the amount as previously reported, the amount of the correction, and the amount as corrected.

The cumulative effect of the corrections on the Company's accumulated deficit as of the beginning of the earliest period presented, December 31, 2024, was $0, as each of the three errors originated within, and was corrected within, interim periods of the fiscal year ended December 31, 2025. Accordingly, the Company's previously issued audited consolidated financial statements as of and for the year ended December 31, 2024, are unaffected by these corrections.

The Company assessed the materiality of each error, individually and in the aggregate, considering both quantitative and qualitative factors. Consistent with SEC Staff Accounting Bulletin No. 99, the Company did not rely on any single quantitative threshold but assessed materiality in light of the total mix of information available to a reasonable investor and, as required by FASB ASC 250-10-45-27, by reference to the estimated income for the full fiscal year and the effect on the trend of earnings.

Based on such quantitative and qualitative analysis, the Company concluded that the errors, individually and in the aggregate, were not material to the previously issued interim financial statements.

14. Amendments to Previously Issued Financial Statements

We have included this note 14 to provide a summary of the amendments to the previously issued financial statements for the year ended December 31, 2025.

As required by Rule 12b-15 under the Exchange Act, a new certification by the Company's principal executive officer and principal financial officer are filed herewith as Exhibits 31.1 and 31.2 to this Amendment No. 1 pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act and the new certification filed herewith as Exhibit 32.1 to this Amendment No. 1 pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act. Because this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 4 and 5 of the certifications pursuant to Rule 13a-14(a) or 15d-14(a) have been omitted, in accordance with the guidance set forth in Question 161.01 of the Corporation Finance Interpretations of the Division of Corporation Finance of the SEC.

Except as described above, this Amendment No. 1 does not modify or update disclosure in, or exhibits to, the Original Filing. Furthermore, this Amendment No. 1 does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Filing. As such, information not affected by this Amendment No. 1 remains unchanged and reflects the disclosures made at the time the Original Filing was filed. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and other filings of the Company with the Securities and Exchange Commission.

Table of Contents

Table of Contents

PART II		Page
Item 8	Financial Statements and Supplementary Data	1

PART IV
Item 15	Exhibits, Financial Statement Schedules	2

v

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STARFIGHTERS SPACE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2025

(Expressed in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Starfighters Space, Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Starfighters Space, Inc. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss from operations, negative cash flows from operations, and an accumulated deficit and that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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
We have served as the Company's auditor since 2024.

/s/ Adeptus Partners, LLC

PCAOB ID: 3686

Ocean, New Jersey
April 15, 2026 except for Note 14 and its impact on the consolidated financial statements, which is July 21, 2026

STARFIGHTERS SPACE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
Assets

Current assets
Cash	$4,581,128	$7,050,610
Restricted cash	50,592	50,089
Short-term investments	15,274,175	1,006,517
Due from related party	6,833	4,074
Prepaid expenses	230,688	134,572
Deferred financing charges	-	105,703
Other receivable	-	1,064
Total current assets	20,143,416	8,352,629

Right of use assets - operating lease, net	477,577	242,332
Property, plant, and equipment, net of accumulated depreciation of $84,464 and $48,056, respectively	2,396,977	82,622
Long-term deposits	5,368,914	1,623,003
Total assets	$28,386,884	$10,300,586

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable and accrued liabilities	$966,088	$731,756
Deferred income	149,000	344,800
Derivative liability	-	4,535,469
Lease liability	55,898	91,767
Interest payable	-	13,938
Grant payable	354,967	-
Convertible debentures, net	-	7,244,961
Note payable	-	1,436,001
Related party notes payable	1,526,126	1,630,200
Total current liabilities	3,052,079	16,028,892

Lease liability - non-current	434,253	162,150
Total liabilities	$3,486,332	$16,191,042

Commitments and contingencies - see Note 11

Stockholders' Equity (Deficit)
Common stock, $0.00001 par value, 200,000,000 shares authorized; 43,891,846 issued and outstanding as of December 31, 2025 (19,176,910 as of December 31, 2024)	438	192
Common stock subscribed	-	1,870,643
Additional paid-in-capital	58,330,545	9,125,524
Accumulated deficit	(33,430,431)	(16,886,815)
Total stockholders' equity (deficit)	24,900,552	(5,890,456)
Total liabilities and stockholders' equity (deficit)	$28,386,884	$10,300,586

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

Vehicles	5 years
Aircraft improvements	5 years
Display Airplane	6 years
Engines	7 years

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

k) Warrant instruments

The Company accounts for Warrants issued in accordance with the guidance contained in FASB ASC 815, Derivatives and Hedging. Under ASC 815-40, the Warrants meet the criteria for equity treatment and as such will be recorded in stockholders' equity (deficit). If the Warrants and no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the statement of operations.

l) Deferred offering costs

Deferred offering costs consist of specific incremental underwriting, legal and other expenses that are directly attributable to the Company's Regulation A Tier 2 Offering and initial public offering, and are incurred prior to the completion of an offering. The Company capitalizes such deferred offering costs in accordance with ASC 340, Other Assets and Deferred Costs. Upon completion of an offering, such deferred offering costs are recorded as a reduction of gross proceeds of offerings within stockholders' equity (deficit). Costs associated with an aborted offering are not deferred and are expensed as incurred.

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

s) Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation-Stock Compensation ("ASC 718"), which requires the measurement and recognition of compensation expense for all stock-based awards in the consolidated statements of operations. For stock options issued, the Company estimates each option's grant-date fair value using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the Common Stock consistent with the expected life of the option, risk-free interest rates, and expected dividend yields of the Common Stock. For awards subject to service-based vesting conditions, including those with a graded vesting schedule, the Company recognizes stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, generally the vesting term. Forfeitures are recorded as incurred instead of estimated at the time of grant and revised.

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

Operating segments are defined as components of an entity for which separate financial information is available and regularly reviewed by the Chief Operating Decision Maker ("CODM") in deciding how to allocate resources and assess performance. The Company's CODM is the Chief Executive Officer.

The Company has determined that it has a single operating and reportable segment comprising all of the Company's operations, which is principally the operations of F-104 Fighter jets and development of infrastructure for orbital space launch. All of the Company's operations are attributable to the United States.

The CODM receives and reviews financial information at the consolidated entity level. The Company uses one measure of performance and does not segregate the Company's business for internal reporting. The key measure of segment profit and loss that the CODM uses to allocate resources and assess performance is the Company's net loss before taxes, as presented in the Company's consolidated statement of operations. Operating results and assets are reviewed by the CODM primarily for purposes of assessing financial needs of operations, making resource allocation decisions and for evaluating financial performance.

Segment assets are the same as consolidated total assets of $28,386,884 and $10,300,586, for the years ended December 31, 2025 and 2024, respectively.

The table below details the Company's revenues, significant expenses, and other segment items and reconciles those amounts to the Company's consolidated net loss before taxes as computed under U.S. GAAP in the Consolidated Statements of Operations:

	Year ended December 31,
	2025	2024
Revenue	$-	$-
Less:
Consulting fees	4,263,195	998,364
Professional fees	2,521,680	786,338
Business development	1,841,982	360,000
Advertising and promotion	1,436,875	183,790
Contract labor and fuel	1,387,747	403,800
Research and development	1,027,203	-
Management fees	707,507	232,000
Interest expense	555,985	486,669
Change in fair value of derivative liability	970,866	1,642,697
Amortization of debt discount	500,937	1,777,505
Other segment items*	1,329,639	1,037,614
Net loss before taxes	$(16,543,616)	$(7,908,777)

(*) Other segment items consists of travel and entertainment, rent expense, office and administrative expenses, insurance, directors' fees, franchise tax, vehicle expenses, relocation costs, listing fees, repairs and maintenance, depreciation, bank charges, licenses, other income, grant income, interest income, write-off of other receivable, and exchange loss, none of which is individually significant.

4. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following:

	December 31, 2025	December 31, 2024
Vehicles	$51,149	$51,149
Aircraft improvements	79,529	79,529
Engines	2,200,000	-
Display aircraft	150,763	-
	2,481,441	130,678

Accumulated depreciation	(84,464)	(48,056)
Net book value	$2,396,977	$82,622

The Company owns six F-104 aircrafts that were acquired through a common control transaction in 2022, which had zero carrying value at the time of acquisition from the transferring entity, and was carried at $nil upon recognition under ASC 805-50-30-5. The Company owns a seventh F-104 aircraft that was acquired in 2022 at no consideration. Accordingly, the Company reports zero carrying value on the F-104 aircrafts. The Company has full ownership and control over the aircrafts through SFII. The ownership rights and control over the aircrafts are not impacted by the recent resignation of the former Chief Executive Officer of the Company (Note 13).

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

On December 18, 2025, the debt was automatically converted into 3,834,857 common shares of the Company at a conversion price of $2.154 per share, being a 40% discount of the IPO price of $3.59 per share, upon the IPO of the Company. The fair value of the shares issued for the conversion was $13,767,137. The outstanding principal and interest of the convertible debentures upon conversion was $8,260,802. In accordance with the debenture indenture, the Company did not issue shares for fractional interest based on the conversion price of $2.154 per share, and was not required to make cash payments for the fractional interest. At the time of conversion there was $18,892 of unamortized debt discount. This amount was written off upon conversion and is included in amortization of debt discount on the consolidated statements of operations.

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

8. STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

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

	December 31, 2025	December 31, 2024
Expected volatility	68.98% - 87.30%	77.1%
Expected term (years)	3.72 - 4.67	4.78 - 4.95
Risk-free interest rate	2.61% - 3.10%	3.52% - 4.20%
Dividend yield	0%	0%

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

8.   STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

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

10. INCOME TAXES

The Company files a consolidated tax return including Starfighters Space, Inc, Starfighters International, Inc, and Starfighters, Inc. The components of the Company's provision for income taxes for the years ended December 31, 2025 and 2024 are as follows:

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

10. INCOME TAXES (CONTINUED)

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

On August 12, 2025, the Company granted 100,000 restricted stock units (note 8) , with a fair value of $359,000, to the consultant in satisfaction of the original obligation to issue 100,000 options.

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

On August 12, 2025, the Company granted 750,000 restricted stock units (note 8) , with a fair value of $2,692,500, to the CFO in satisfaction of the all obligations of issuance of the 250,000 options.

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

The Company identified three errors affecting the previously issued unaudited condensed consolidated interim financial statements:

(i) an under-accrual of business development expenses, related to hourly billings for services between May and September 2025, where insufficient accruals for those services were provided based on information available at the time of reporting for those periods;

(ii) an over-recognition of consulting fees of $100,000 in the three and nine months ended September 30, 2025, for services related to October 2025 and later; and,

(iii) an under-recognition of research and development expenses of $255,479 during the three months ended March 31, 2025, that was instead recorded in the three and six months ended June 30, 2026.

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

A tabular presentation of each affected prior interim period, for each line item impacted, showing the amount as previously reported, the amount of correction, and the amount as corrected, is as follows:

Unaudited condensed consolidated interim statement of operations for the three months ended March 31, 2025

Line item	As previously reported	Adjustment	As corrected
Research and development expenses	-	255,479	255,479
Total operating expenses	1,624,074	255,479	1,879,553
Net loss	2,397,628	255,479	2,653,107
Loss per share	0.12	0.01	0.13

Unaudited condensed consolidated balance sheet as of March 31, 2025

Line item	As previously reported	Adjustment	As corrected
Accounts payable and accrued liabilities	465,889	255,479	721,368
Total current liabilities	16,797,701	255,479	17,053,180
Total liabilities	16,934,303	255,479	17,189,782
Accumulated deficit	(19,284,443)	(255,479)	(19,539,922)
Total stockholders' equity (deficit)	(4,292,691)	(255,479)	(4,548,170)

Unaudited condensed consolidated statement of cash flows as of March 31, 2025

Line item	As previously reported	Adjustment	As corrected
Net loss for the year	(2,397,628)	(255,479)	(2,653,107)
Changes in non-cash working capital: Accounts payable and accrued liabilities	(265,867)	255,479	(10,388)
Net cash used in operating activities	(1,669,732)	-	(1,669,732)

Unaudited condensed consolidated interim statements of changes in stockholders' equity (deficit) as of March 31, 2025

Line item	As previously reported	Adjustment	As corrected
Accumulated deficit	(19,284,443)	(255,479)	(19,539,922)
Total stockholders' equity (deficit)	(4,292,691)	(255,479)	(4,548,170)

Unaudited condensed consolidated interim statement of operations for the three months ended June 30, 2025

Line item	As previously reported	Adjustment	As corrected
Business development expenses	206,000	376,125	582,125
Research and development expenses	441,992	(255,479)	186,513
Total operating expenses	2,056,672	120,646	2,177,318
Net loss	1,813,781	120,646	1,934,427
Loss per share	0.09	-	0.09

Unaudited condensed consolidated interim statement of operations for the six months ended June 30, 2025

Line item	As previously reported	Adjustment	As corrected
Business development expenses	386,000	376,125	762,125
Total operating expenses	3,680,746	376,125	4,056,871
Net loss	4,211,409	376,125	4,587,534
Loss per share	0.21	0.02	0.23

Unaudited condensed consolidated balance sheet as of June 30, 2025

Line item	As previously reported	Adjustment	As corrected
Accounts payable and accrued liabilities	661,401	376,125	1,037,526
Total current liabilities	16,879,073	376,125	17,255,198
Total liabilities	16,988,849	376,125	17,364,974
Accumulated deficit	(21,098,224)	(376,125)	(21,474,349)
Total stockholders' equity (deficit)	(3,565,520)	(376,125)	(3,941,645)

Unaudited condensed consolidated statement of cash flows as of June 30, 2025

Line item	As previously reported	Adjustment	As corrected
Net loss for the year	(4,211,409)	(376,125)	(4,587,534)
Changes in non-cash working capital: Accounts payable and accrued liabilities	(70,355)	376,125	305,770
Net cash used in operating activities	(3,488,588)	-	(3,488,588)

Unaudited condensed consolidated interim statements of changes in stockholders' equity (deficit) as of June 30, 2025

Line item	As previously reported	Adjustment	As corrected
Accumulated deficit	(21,098,224)	(376,125)	(21,474,349)
Total stockholders' equity (deficit)	(3,565,520)	(376,125)	(3,941,645)

Unaudited condensed consolidated interim statement of operations for the three months ended September 30, 2025

Line item	As previously reported	Adjustment	As corrected
Business development expenses	194,736	472,500	667,236
Consulting fees	423,490	(100,000)	323,490
Total operating expenses	1,980,953	372,500	2,353,453
Net loss	2,049,910	372,500	2,422,410
Loss per share	0.09	0.03	0.12

Unaudited condensed consolidated interim statement of operations for the nine months ended September 30, 2025

Line item	As previously reported	Adjustment	As corrected
Business development expenses	580,736	848,625	1,429,361
Consulting fees	1,189,450	(100,000)	1,089,450
Total operating expenses	5,661,699	748,625	6,410,324
Net loss	6,261,319	748,625	7,009,944
Loss per share	0.30	0.04	0.34

Unaudited condensed consolidated balance sheet as of September 30, 2025

Line item	As previously reported	Adjustment	As corrected
Prepaid expenses	294,287	100,000	394,287
Total current assets	4,451,683	100,000	4,551,683
Total assets	12,235,764	100,000	12,335,764
Accounts payable and accrued liabilities	1,098,683	848,625	1,947,308
Total current liabilities	17,642,168	848,625	18,490,793
Total liabilities	17,731,059	848,625	18,579,684
Accumulated deficit	(23,148,134)	(748,625)	(23,896,759)
Total stockholders' equity (deficit)	(5,495,295)	(748,625)	(6,243,920)

Unaudited condensed consolidated statement of cash flows as of September 30, 2025

Line item	As previously reported	Adjustment	As corrected
Net loss for the year	(6,261,319)	(748,625)	(7,009,944)
Changes in non-cash working capital: Prepaid expenses	(159,715)	(100,000)	(259,715)
Accounts payable and accrued liabilities	366,927	848,625	1,215,552
Net cash used in operating activities	(4,992,573)	-	(4,992,573)

Unaudited condensed consolidated interim statements of changes in stockholders' equity (deficit) as of September 30, 2025

Line item	As previously reported	Adjustment	As corrected
Accumulated deficit	(23,148,134)	(748,625)	(23,896,759)
Total stockholders' equity (deficit)	(5,495,295)	(748,625)	(6,243,920)

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

On February 3, 2026, Rick Svetkoff withdrew and transferred $500,000 to accounts not held in Starfighters International, Inc.'s name. This transfer was made without approval of the Company's Board of Directors or Audit Committee.

On February 17, 2026, Rick Svetkoff withdrew $1,395,869 to repay amounts owing to Rick Svetkoff and RLB Aviation, Inc. This transaction was made without approval of the Company's Board of Directors or Audit Committee.

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

14. AMENDMENTS TO PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has amended the previously issued consolidated financial statements for the year ended December 31, 2025 to expand disclosures in response to comments provided to the Company by Staff at the Corporation Finance Division of the SEC.

Amendments include:

  Note 3 - Summary of Significant Accounting Policies, addition to paragraph (w) for disclosures regarding segment reporting;
  Note 4 - Property, Plant, and Equipment, addition of disclosure regarding the ownership and accounting recognition of the Company's F-104 aircrafts acquired in 2022; and,
  Note 12 - Correction of Immaterial Errors, addition of tabular presentation to disclose effect of correction on each financial statement line item for prior interim period presented, showing the amounts as previously reported, the amount of correction, and the amount as corrected.

PART IV

ITEM 15 - EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibit No.	Document

3.1	Certificate of Incorporation of Starfighters Space, Inc. (incorporated by reference to Exhibit 2.1 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)
3.2	Amended and Restated Bylaws of Starfighters Space, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on February 24, 2026)
4.1	Description of Registrant's Securities (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on April 15, 2026)
10.1	Promissory Note issued by Starfighters International, Inc. to RLB Aviation, Inc. dated August 14, 2010 (incorporated by reference to Exhibit 6.1 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)
10.2	Promissory Note issued by Starfighters International, Inc. to Rick Svetkoff dated August 14, 2010 (incorporated by reference to Exhibit 6.2 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)
10.3	Asset Purchase Agreement between Starfighters International, Inc. and Hypersonic Group Inc. dated October 1, 2021 (incorporated by reference to Exhibit 6.3 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)
10.4	Equity Purchase Agreement between Starfighters International, Inc. and Rick Svetkoff dated January 1, 2022 (incorporated by reference to Exhibit 6.4 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)
10.5	Asset Transfer Agreement between Starfighters International, Inc. and RLB Aviation, Inc. dated January 1, 2022 (incorporated by reference to Exhibit 6.5 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)
10.6	Site Occupant Lease Agreement C20756 between Starfighters Aerospace Inc. and Space Florida dated June 1, 2022 (incorporated by reference to Exhibit 6.6 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)
10.7	Promissory Note issued by Starfighters, Inc. to Rick Svetkoff dated August 1, 2022 (incorporated by reference to Exhibit 6.7 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)
10.8	Consulting Agreement between Fortuna Investment Corp. and Starfighters Space, Inc. dated September 1, 2022 (incorporated by reference to Exhibit 6.8 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)
10.9	Equity Exchange Agreement between Starfighters Space, Inc. and Rick Svetkoff dated September 9, 2022 (incorporated by reference to Exhibit 6.9 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)
10.10	Consulting Agreement between F2 Florida, LLC and Starfighters Space, Inc. dated October 1, 2022 (incorporated by reference to Exhibit 6.10 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)
10.11	Indemnity Agreement between Starfighters Space, Inc. and Austin Thornberry dated October 17, 2022 (incorporated by reference to Exhibit 6.11 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)
10.12	Indemnity Agreement between Starfighters Space, Inc. and Frostee Rucker dated October 17, 2022 (incorporated by reference to Exhibit 6.12 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)
10.13	Indemnity Agreement between Starfighters Space, Inc. and Sean Bromley dated October 17, 2022 (incorporated by reference to Exhibit 6.13 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)
10.14	Indemnity Agreement between Starfighters Space, Inc. and Timothy Franta dated October 17, 2022 (incorporated by reference to Exhibit 6.14 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)
10.15	Loan Agreement between Starfighters, Inc., and Space Florida dated February 16, 2012 (incorporated by reference to Exhibit 6.15 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)
10.16	Debenture Indenture between Starfighters Space, Inc. and Computershare Trust Company of Canada dated February 24, 2023 (incorporated by reference to Exhibit 6.16 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)
10.17	Security Agreement between Starfighters Space, Inc. and Computershare Trust Company of Canada dated February 24, 2023 (incorporated by reference to Exhibit 6.17 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)
10.18	Memorandum of Agreement between Starfighters International, Inc. and Space Launch Delta 45 dated March 28, 2023 (incorporated by reference to Exhibit 6.18 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)

10.19	Amendment 01 to Site Occupant Lease Agreement C20756 between Starfighters International Inc. and Space Florida dated June 1, 2023 (incorporated by reference to Exhibit 6.19 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)
10.20	Consulting Agreement between Starfighters Space, Inc. and Little Hill Holdings, LLC dated June 23, 2023 (incorporated by reference to Exhibit 6.20 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)
10.21	Engagement Agreement dated October 27, 2023 between Starfighters Space, Inc. and Digital Offering LLC (incorporated by reference to Exhibit 6.21 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)
10.22	Extension Agreement between Starfighters International, Inc. and Hypersonic Group Inc. dated December 29, 2023 (incorporated by reference to Exhibit 6.22 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)
10.23	Starfighters Space, Inc. Amended and Restated 2023 Stock Incentive Plan (incorporated by reference to Exhibit 6.23 to our Post-Qualification Amendment to Offering Statement on Form 1-A filed with the SEC on August 26, 2025)
10.24	Consulting Agreement between Starfighters Space, Inc. and Austin Thornberry dated February 1, 2023 (incorporated by reference to Exhibit 6.24 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)
10.25	Consulting Agreement between Starfighters Space, Inc. and Sea Island Consulting Ltd. dated January 1, 2024 (incorporated by reference to Exhibit 6.25 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)
10.26	Posting Agreement between Starfighters Space, Inc. and Equifund Technologies LLC, dated February 8, 2024 (incorporated by reference to Exhibit 6.26 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)
10.27	Amendment 02 to Site Occupant Lease Agreement C20756 between Starfighters International Inc. and Space Florida effective June 1, 2024 (incorporated by reference to Exhibit 6.27 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)
10.28	Form of Agent Warrant (incorporated by reference to Exhibit 6.28 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)
10.29	First Amendment to Engagement Agreement dated June 11, 2024 between Starfighters Space, Inc. and Digital Offering LLC (incorporated by reference to Exhibit 6.29 to our Offering Statement on Form 1-A filed with the SEC on August 16, 2024)
10.30	Economic Development Agreement between Midland Development Corporation and Starfighters Space Texas, Incorporated, dated October 7, 2024 (incorporated by reference to Exhibit 6.30 to our Semiannual Report on Form 1-SA filed with the SEC on December 5, 2024)
10.31	Amendment 1 to Loan and Security Agreements among Starfighters, Inc., Starfighters Space, Inc. and Space Florida, dated effective as of November 1, 2024 (incorporated by reference to Exhibit 6.1 to our Current Report on Form 1-U filed with the SEC on October 30, 2024)
10.32(‡)	Aircraft Acquisition Agreement, dated October 31, 2024, between Starfighters International, Inc. and Aerovision LLC (incorporated by reference to Exhibit 6.1 to our Current Report on Form 1-U filed with the SEC on November 4, 2024)
10.33	First Supplemental Convertible Debenture Indenture, dated December 19, 2024, between Starfighters Space, Inc. and Computershare Trust Company of Canada (incorporated by reference to Exhibit 6.1 to our Current Report on Form 1-U filed with the SEC on December 23, 2024)
10.34	Consulting Agreement between Starfighters Space, Inc. and Fortuna Advisors, LLC, dated January 1, 2025 (incorporated by reference to Exhibit 6.34 to our Post-Qualification Amendment to Offering Statement on Form 1-A filed with the SEC on August 26, 2025)
10.35	Commercial Hangar Lease Agreement between the City of Midland, Texas and Starfighters International, Inc., dated June 1, 2025 (incorporated by reference to Exhibit 6.35 to our Post-Qualification Amendment to Offering Statement on Form 1-A filed with the SEC on August 26, 2025)
10.36	Amendment No. 2 to Engagement Agreement dated August 7, 2025 between Starfighters Space, Inc. and Digital Offering LLC (incorporated by reference to Exhibit 6.36 to our Post-Qualification Amendment to Offering Statement on Form 1-A filed with the SEC on August 26, 2025)
10.37	Indemnity Agreement between Starfighters Space, Inc. and Brian Goldmeier dated August 12, 2025 (incorporated by reference to Exhibit 6.37 to our Post-Qualification Amendment to Offering Statement on Form 1-A filed with the SEC on August 26, 2025)
10.38	Indemnity Agreement between Starfighters Space, Inc. and Geoffrey Hickman dated August 12, 2025 (incorporated by reference to Exhibit 6.38 to our Post-Qualification Amendment to Offering Statement on Form 1-A filed with the SEC on August 26, 2025)
10.39(‡)	Pooling Agreement among Starfighters Space, Inc. and those securityholders of the Company set forth in Schedule "A", dated August 25, 2025 (incorporated by reference to Exhibit 6.39 to our Post-Qualification Amendment to Offering Statement on Form 1-A filed with the SEC on October 17, 2025)

10.40	Pooling Agreement among Starfighters Space, Inc. and Rick Svetkoff, dated August 25, 2025 (incorporated by reference to Exhibit 6.40 to our Post-Qualification Amendment to Offering Statement on Form 1-A filed with the SEC on August 26, 2025)
10.41	Amendment 03 to Site Occupant Lease Agreement C20756 between Starfighters International Inc. and Space Florida effective June 1, 2025 (incorporated by reference to Exhibit 6.39 to our Post-Qualification Amendment to Offering Statement on Form 1-A filed with the SEC on October 17, 2025)
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 99.5 to our Post-Qualification Amendment to Offering Statement on Form 1-A filed with the SEC on August 26, 2025)
19.1	Insider Trading, Reporting and Blackout Policy (incorporated by reference to Exhibit 19.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on April 15, 2026)
21.1	Subsidiaries of Starfighters Space, Inc. (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on April 15, 2026)
23.1(*)	Consent of Adeptus Partners, LLP
31.1(*)	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2(*)	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1(**)	Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation (incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on April 15, 2026)
101.INS(*)	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH(*)	Inline XBRL Taxonomy Extension Schema Document
101.CAL(*)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(*)	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB(*)	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE(*)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104(*)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101 attachments)

Notes:

(*)	Filed herewith
(**)	Furnished herewith
(‡)	Portions of this exhibit have been omitted

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARFIGHTERS SPACE, INC.

Dated: July 21, 2026	By:	/s/ Tim Franta
Tim Franta, Chief Executive Officer
(Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 21, 2026	By:	/s/ Tim Franta
Tim Franta, Chief Executive Officer (Principal Executive Officer) and Director

Dated: July 21, 2026	By:	/s/ David Whitney
David Whitney, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: July 21, 2026	By:	/s/ Sean Bromley
Sean Bromley, Director

Dated: July 21, 2026	By:	/s/ Brian Goldmeier
Brian Goldmeier, Director

Dated: July 21, 2026	By:	/s/ Geoffrey Hickman
Geoffrey P. Hickman, Director