Form 10-Q/A
period 2026-03-31
Starfighters Space, Inc.
filed 2026-07-21
CIK 1947016

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Starfighters Space, Inc. (“Starfighters”, the “Company”, “we”, “our”, and “us”)  is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend its Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2026, originally filed with the Securities and Exchange Commission (“SEC”) on May 20, 2026 (the “Original Filing”). Capitalized terms not otherwise defined in this Amendment No. 1 shall have the same meanings assigned to such terms in the Original Filing.

We are filing this Amendment No. 1 to amend our Company’s previously issued unaudited condensed consolidated financial statements for the three months ended March 31, 2026 and 2025. We are amending our unaudited condensed consolidated financial statements for the three months ended March 31, 2026 and 2025, to expand the disclosure included in certain notes thereto, as follows, in response to comments provided to us by Staff at the Corporation Finance Division of the SEC:

3. Summary of Significant Accounting Policies

w) Segment Reporting

We have expanded this note in compliance with FASB ASC 280 as amended by FASB ASU 2023-07, to:

  Identify our Company’s Chief Executive Officer as the Chief Operating Decision Maker (CODM);
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

4. Property, Plant, and Equipment

We have expanded this note to include the following additional disclosure:

“The Company owns six F-104 aircrafts that were acquired through a common control transaction in 2022, which had zero carrying value at the time of acquisition from the transferring entity, and was carried at $nil upon recognition under ASC 805-50-30-5. The Company owns a seventh F-104 aircraft that was acquired in 2022 at no consideration. Accordingly, the Company reports zero carrying value on the F-104 aircrafts. The Company has full ownership and control over the aircrafts through SFII. The ownership rights and control over the aircrafts are not impacted by the recent resignation of the former Chief Executive Officer of the Company (Note 11).”

11. Commitments and Contingencies
Aerovision Aircraft Acquisition Agreement

We have expanded this note to include an assessment of recoverability of long-term deposits of $5,150,000 paid to Aerovision LLC for the acquisition of aircraft, and basis for determination that impairment is not required as of March 31, 2026.

12. Correction of Immaterial Errors

We had previously provided disclosure in note 12 regarding the correction of prior interim errors identified for the three months ended March 31, 2025.  The previous disclosure consisted of a narrative description of these errors and discussed their directional impact on net loss and loss per share.  This note has now been expanded to disclose the effect of the corrections on each financial statement line item for the prior interim period presented, as required by FASB ASC 250-10-50-7. We have provided tabular disclosure for the affected prior interim period, each line item impacted (including the resulting effect on net loss and net loss per share), showing the amount as previously reported, the amount of the correction, and the amount as corrected.

The cumulative effect of the corrections on the Company's accumulated deficit as of March 31, 2025, was $215,479.

The Company assessed the materiality of each error, individually and in the aggregate, considering both quantitative and qualitative factors. Consistent with SEC Staff Accounting Bulletin No. 99, the Company did not rely on any single quantitative threshold but assessed materiality in light of the total mix of information available to a reasonable investor and, as required by FASB ASC 250-10-45-27, by reference to the estimated income for the three month period and the effect on the trend of earnings.

Based on such quantitative and qualitative analysis, the Company concluded that the errors, individually and in the aggregate, were not material to the previously issued interim financial statements for the three months ended March 31, 2025.

14. Amendments to Previously Issued Financial Statements

We have included this note 14 to provide a summary of the amendments to the previously issued unaudited condensed consolidated interim financial statements for the three months ended March 31, 2026 and 2025.

As required by Rule 12b-15 under the Exchange Act, a new certification by the Company’s principal executive officer and principal financial officer are filed herewith as Exhibits 31.1 and 31.2 to this Amendment No. 1 pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act and the new certification filed herewith as Exhibit 32.1 to this Amendment No. 1 pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act.

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

7

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

8

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

9

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

10

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

11

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

12

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

The certificates of deposit held by the Company as of March 31, 2026 have a balance of $713,279 and matures in 2026, with interest rate of 3.92%. The Company did not hold certificates of deposits as of December 31, 2025. The certificates of deposits are presented as restricted short-term investments on the unaudited condensed consolidated balance sheet as of March 31, 2026 as such accounts are frozen or otherwise restricted due to ongoing disputes with the former CEO of the Company, as further discussed in Note 11.

The short-term investments are level 1 investments in the fair value hierarchy. These securities are presented on the condensed consolidated interim balance sheets at fair value.  Earnings from these securities are included in interest income on the unaudited condensed consolidated interim statements of operations. For the three months ended March 31, 2026, the Company recorded a gain on short-term investments of $122,491 (three months ended March 31, 2025 - $11,422) which is included within interest income on the unaudited condensed consolidated interim statements of operations. The total uninsured cash and cash equivalents balance as of March 31, 2026 was $13,677,344 (December 31, 2025 - $15,274,175).

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

3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

m) Segment Reporting

ASC Topic No. 280, Segment Reporting (“ASC 280”), establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Operating segments are defined as components of an entity for which separate financial information is available and regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM is the Chief Executive Officer.

The Company has determined that it has a single operating and reportable segment comprising all of the Company’s operations, which is principally the operations of F-104 Fighter jets and development of infrastructure for orbital space launch. All of the Company’s operations are attributable to the United States.

The CODM receives and reviews financial information at the consolidated entity level. The Company uses one measure of performance and does not segregate the Company’s business for internal reporting. The key measure of segment profit and loss that the CODM uses to allocate resources and assess performance is the Company’s net loss before taxes, as presented in the Company’s consolidated statement of operations. Operating results and assets are reviewed by the CODM primarily for purposes of assessing financial needs of operations, making resource allocation decisions and for evaluating financial performance.

Segment assets are the same as consolidated total assets of $26,340,608 and $12,641,612, for the three months ended March 31, 2026 and 2025, respectively.

The table below details the Company’s revenues, significant expenses, and other segment items and reconciles those amounts to the Company’s consolidated net loss before taxes as computed under U.S. GAAP in the Consolidated Statements of Operations:

	Three months ended March 31,
	2026	2025
Revenue	$-	$-
Less:
Consulting fees	1,124,862	390,350
Professional fees	1,331,822	192,414
Business development	144,015	180,000
Advertising and promotion	508,462	81,173
Contract labor and fuel	331,116	185,775
Research and development	83,263	255,479
Management fees	(347,410)	75,000
Interest expense	-	118,410
Change in fair value of derivative liability	-	704,662
Amortization of debt discount	-	117,067
Loss to misappropriation of assets	395,033	-
Other segment items*	697,968	352,777
Net loss before taxes	$(4,269,131)	$(2,653,107)

(*) Other segment items consists of travel and entertainment, rent expense, office and administrative expenses, insurance, directors' fees, franchise tax, vehicle expenses, listing fees, repairs and maintenance, depreciation, bank charges, licenses, other income, grant income, interest income, loss on disposal of PPE, and exchange loss, none of which is individually significant.

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

The Company owns six F-104 aircrafts that were acquired through a common control transaction in 2022, which had zero carrying value at the time of acquisition from the transferring entity, and was carried at $nil upon recognition under ASC 805-50-30-5. The Company owns a seventh F-104 aircraft that was acquired in 2022 at no consideration. Accordingly, the Company reports zero carrying value on the F-104 aircrafts. The Company has full ownership and control over the aircrafts through SFII. The ownership rights and control over the aircrafts are not impacted by the recent resignation of the former Chief Executive Officer of the Company (Note 11).

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

Management Fees

During the three months ended March 31, 2026 and 2025, management fees of $50,000 and $75,000, respectively, were incurred to the former CEO, who is also a significant shareholder of the Company. As of March 31, 2026 and December 31, 2025, $0 and $25,000, respectively, management fees were included in accounts payable and accrued liabilities. Management fees also included negative stock-based compensation of $397,410 (three months ended March 31, 2025 - $0) in relation to the reversal of previously recognized expenses for 500,000 options forfeited by the former CEO upon resignation. The grant date fair value of the 500,000 options granted was $868,102.

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

During the three months ended March 31, 2026, the Company received from MDC advances of $413,000.

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

In considering the recoverability of the deposits to Aerovision, the Company considered the lack of communication from Aerovision as an impairment indicator, as analogized from ASC 360-10-35, and applied the recognition and measurement framework in ASC 450-20-25 to evaluate whether a loss was probable and estimable as of March 31, 2026, in relation to the probability of recoverability.

The Company considered the following factors:

  it is unclear whether the lack of communication will be temporary or a persistent pattern;
  there was previous apparent progress in sourcing appropriate aircraft for purchase demonstrated to the Company;
  the Company is in early stages in regard to consideration of available remedies and yet to initiate legal proceedings as of March 31, 2026;
  the Company has a valid legal claim to the amounts given Aerovision has yet to deliver consideration as agreed upon in the Aircraft Agreement in relation to the deposits made by the Company; and, no other information came to the attention of the Company indicating Aerovision was unable to perform.

The Company concluded that it was reasonably possible, but not probable, that the deposit may be impaired, based on information available as of the date of issuance of these financial statements, as such, an impairment was not recognized as of March 31, 2026. The Company will revisit this assessment each subsequent reporting period as new facts and information become available.

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

12. CORRECTION OF IMMATERIAL ERRORS

As disclosed in our Form 1-SA filed on September 29, 2025, Form 10-K filed on April 15, 2026, and Form 10-K/A filed on July 21, 2026, certain revisions, noted below, were necessary to the previously filed financial statements for the three months ended March 31, 2025.

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

A tabular presentation of each affected prior interim period, for each line item impacted, showing the amount as previously reported, the amount of correction, and the amount as corrected, is as follows:

Unaudited condensed consolidated interim statement of operations for the three months ended March 31, 2025

Line item	As previously reported	Adjustment	As corrected
Research and development expenses	-	255,479	255,479
Total operating expenses	1,624,074	255,479	1,879,553
Grant income	-	40,000	40,000
Net loss	2,437,628	215,479	2,653,107
Loss per share	0.12	0.01	0.13

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

12. CORRECTION OF IMMATERIAL ERRORS (CONTINUED)

Unaudited condensed consolidated balance sheet as of March 31, 2025

Line item	As previously reported	Adjustment	As corrected
Grant receivable	-	40,000	40,000
Total current assets	5,679,923	40,000	5,719,923
Total assets	12,601,612	40,000	12,641,612
Accounts payable and accrued liabilities	465,889	255,479	721,368
Total current liabilities	16,797,701	255,479	17,053,180
Total liabilities	16,934,303	255,479	17,189,782
Accumulated deficit	(19,324,443)	(215,479)	(19,539,922)
Total stockholders' equity (deficit)	(4,332,691)	(215,479)	(4,548,170)

Unaudited condensed consolidated statement of cash flows as of March 31, 2025

Line item	As previously reported	Adjustment	As corrected
Net loss for the year	(2,437,628)	(215,479)	(2,653,107)
Changes in non-cash working capital: Accounts payable and accrued liabilities	(265,867)	255,479	(10,388)
Grant receivable	-	(40,000)	(40,000)
Net cash used in operating activities	(1,669,732)	-	(1,669,732)

Unaudited condensed consolidated interim statements of changes in stockholders' equity (deficit) as of March 31, 2025

Line item	As previously reported	Adjustment	As corrected
Accumulated deficit	(19,324,443)	(215,479)	(19,539,922)
Total stockholders' equity (deficit)	(4,332,691)	(215,479)	(4,548,170)

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

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

14. AMENDMENTS TO PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has amended the previously issued unaudited condensed consolidated interim financial statements for the three months ended March 31, 2026 and 2025 to expand disclosures in response to comments provided to the Company by Staff at the Corporation Finance Division of the SEC.

Amendments include:

  Note 3 – Summary of Significant Accounting Policies, addition of paragraph (m) for disclosures regarding segment reporting;
  Note 4 – Property, Plant, and Equipment, addition of disclosure regarding the ownership and accounting recognition of the Company’s F-104 aircrafts acquired in 2022;
  Note 11 – Commitments and contingencies, addition of assessment of recoverability of long-term deposit with Aerovision, under the heading “Aerovision Aircraft Acquisition Agreement”; and
  Note 12 – Correction of Immaterial Errors, addition of tabular presentation to disclose effect of correction on each financial statement line item for prior interim period presented, showing the amounts as previously reported, the amount of correction, and the amount as corrected.

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
10.1(†)

Employment Offer Agreement between Starfighters Space, Inc. and Jose Arias, dated April 27, 2026 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the three months ended March 31, 2026, filed with the SEC on May 20, 2026)

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

STARFIGHTERS SPACE, INC.

Date: July 21, 2026	By:	/s/ Tim Franta
	Name:	Tim Franta
	Title:	Chief Executive Officer
(Principal Executive Officer) and Director

Date: July 21, 2026	By:	/s/ David Whitney
	Name:	David Whitney
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)