Form 10-Q
period 2026-06-30
Starfighters Space, Inc.
filed 2026-08-19
CIK 1947016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Not applicable
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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 54,996,019 shares of common stock outstanding as of August 14, 2026.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STARFIGHTERS SPACE, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited - Stated in United States dollars)

Unaudited Condensed Consolidated Interim Balance Sheets as of June 30, 2026 and December 31, 2025	7
Unaudited Condensed Consolidated Interim Statements of Operations for the Three and Six Months Ended June 30, 2026 and 2025	8
Unaudited Condensed Consolidated Interim Statements of Changes in Stockholders' Equity (Deficit) for the Three and Six Months Ended June 30, 2026 and 2025	9
Unaudited Condensed Consolidated Interim Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025	10
Notes to Unaudited Condensed Consolidated Interim Financial Statements	11

STARFIGHTERS SPACE, INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(UNAUDITED)

	June 30, 2026	December 31, 2025
Assets

Current assets
Cash	$1,452,854	$4,581,128
Restricted cash	-	50,592
Short-term investments	21,730,346	15,274,175
Due from related party	-	6,833
Prepaid expenses and other current assets	4,911,578	230,688
Total current assets	28,094,778	20,143,416

Restricted cash	946,718	-
Investments - restricted	508,229	-
Right of use assets - operating lease, net	447,576	477,577
Property, plant, and equipment, net	2,316,065	2,396,977
Long-term deposits	218,914	5,368,914
Total assets	$32,532,280	$28,386,884

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued liabilities	$1,436,358	$966,088
Deferred income	134,002	149,000
Lease liability - operating lease	62,113	55,898
Grant payable	719,967	354,967
Related party notes payable	-	1,526,126
Total current liabilities	2,352,440	3,052,079

Lease liability - operating lease, non-current	401,894	434,253
Total liabilities	$2,754,334	$3,486,332

Commitments and contingencies

Stockholders' Equity
Common stock, $0.00001 par value, 200,000,000 shares authorized; 54,871,020 issued and outstanding as of June 30, 2026 (43,891,846 as of December 31, 2025)	548	438
Additional paid-in-capital	78,935,167	58,330,545
Accumulated deficit	(49,157,769)	(33,430,431)
Total stockholders' equity	29,777,946	24,900,552
Total liabilities and stockholders' equity	$32,532,280	$28,386,884

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

STARFIGHTERS SPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2026	2025 (as revised)	2026	2025 (as revised)

Operating expenses
Selling, general and administrative	$6,448,238	$1,990,805	$10,423,430	$3,614,879
Research and development	1,918	186,513	85,181	441,992
Impairment of aircraft deposits	5,150,000	-	5,150,000	-
Operating loss	(11,600,156)	(2,177,318)	(15,658,611)	(4,056,871)

Other income (expense)
Interest income	43,583	25,718	71,880	57,071
Realized and unrealized gain on short-term investments	74,465	13,628	196,956	25,050
Flight training income	-	266,240	-	354,140
Amortization of debt discount	-	(121,914)	-	(238,981)
Change in fair value of derivative liability	-	155,899	-	(548,763)
Interest expense	-	(152,132)	-	(270,542)
Loss to misappropriation of assets	-	-	(395,033)	-
Other	23,901	55,452	57,470	91,362
Total other income (expense)	141,949	242,891	(68,727)	(530,663)

Net loss	$(11,458,207)	$(1,934,427)	$(15,727,338)	$(4,587,534)

Weighted average number of shares - Basic and diluted	47,009,903	21,000,436	45,532,723	20,338,412

Net loss per share - Basic and diluted	$(0.24)	$(0.09)	$(0.35)	$(0.23)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

STARFIGHTERS SPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
	Number of Shares	Amount	Common Stock Subscribed	Additional Paid-In- Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance, April 1, 2025	19,697,980	$197	$4,101,909	$10,889,646	$(19,539,922)	$(4,548,170)
Issuance of former stock subscriptions	1,142,590	12	(4,101,909)	4,101,897	-	-
Reg A financing	234,262	2	-	840,999	-	841,001
Reg A financing subscriptions received	-	-	1,976,791	-	-	1,976,791
Reg A financing share issuance costs	-	-	-	(276,840)	-	(276,840)
Net loss	-	-	-	-	(1,934,427)	(1,934,427)
Balance, June 30, 2025	21,074,832	$211	$1,976,791	$15,555,702	$(21,474,349)	$(3,941,645)

Balance April 1, 2026	44,173,972	$441	$-	$60,127,316	$(37,699,562)	$22,428,195
Cashless exercise of warrants	3,530,919	35	-	(35)	-	-
RSUs vesting	1,942,250	20	-	(20)	-	-
PIPE financing	5,223,879	52	-	17,499,943	-	17,499,995
PIPE financing share issuance costs	-	-	-	(1,360,015)	-	(1,360,015)
Stock-based compensation	-	-	-	2,667,978	-	2,667,978
Net loss	-	-	-	-	(11,458,207)	(11,458,207)
Balance, June 30, 2026	54,871,020	$548	$-	$78,935,167	$(49,157,769)	$29,777,946

Balance, January 1, 2025	19,176,910	$192	$1,870,643	$9,125,524	$(16,886,815)	$(5,890,456)
Issuance of former stock subscriptions	521,070	5	(1,870,643)	1,870,638	-	-
Reg A financing	1,376,852	14	-	4,942,896	-	4,942,910
Reg A financing subscriptions received	-	-	1,976,791	-	-	1,976,791
Reg A financing share issuance costs	-	-	-	(383,356)	-	(383,356)
Net loss	-	-	-	-	(4,587,534)	(4,587,534)
Balance, June 30, 2025	21,074,832	$211	$1,976,791	$15,555,702	$(21,474,349)	$(3,941,645)

Balance January 1, 2026	43,891,846	$438	$-	$58,330,545	$(33,430,431)	$24,900,552
Cashless exercise of warrants	3,584,545	36	-	(36)	-	-
RSUs vesting	2,170,750	22	-	(22)	-	-
PIPE financing	5,223,879	52	-	17,499,943	-	17,499,995
PIPE financing share issuance costs	-	-	-	(1,360,015)	-	(1,360,015)
Stock-based compensation	-	-	-	4,464,752	-	4,464,752
Net loss	-	-	-	-	(15,727,338)	(15,727,338)
Balance, June 30, 2026	54,871,020	$548	$-	$78,935,167	$(49,157,769)	$29,777,946

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

STARFIGHTERS SPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2026	2025 (as revised)

Cash flows from operating activities
Net loss	$(15,727,338)	$(4,587,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	187,952	10,161
ROU asset amortization	30,001	43,175
Unrealized gain on investments	(55,987)	(25,050)
Realized gain on investments	(140,969)	-
Amortization of debt discount	-	238,981
Change in fair value of derivative liability	-	548,763
Stock-based compensation	4,464,752	-
Loss on disposal of property, plant, and equipment	4,603	-
Impairment of aircraft deposits	5,150,000	-
Changes in operating assets and liabilities:
Accrued interest	-	248,643
Accounts payable and accrued liabilities	376,779	305,770
Due from related parties	6,833	(21,991)
Deferred income	(14,998)	(124,800)
Grant payable	365,000	(51,511)
Prepaid expenses	(4,680,890)	(29,770)
Lease liability	(26,144)	(43,425)
Net cash used in operating activities	(10,060,406)	(3,488,588)

Cash flows from investing activities
Additions to long-term deposits	-	(6,000,000)
Purchase of property, plant, and equipment	(111,167)	-
Purchase of short-term investments	(25,811,038)	(318,603)
Redemption of short-term investments	19,043,594	-
Net cash used in investing activities	(6,878,611)	(6,318,603)

Cash flows from financing activities
Repayment of related party notes payable	(1,526,126)	-
Proceeds from private placements	17,499,995	6,919,701
Cash paid for financing costs	(1,267,000)	(398,878)
Net cash provided by financing activities	14,706,869	6,520,823

Decrease in cash and restricted cash	(2,232,148)	(3,286,368)
Cash and restricted cash, beginning of period	4,631,720	7,100,699
Cash and restricted cash, end of period	$2,399,572	$3,814,331
Cash	$1,452,854	$3,763,993
Restricted cash	946,718	50,338
Total cash and restricted cash, end of period	$2,399,572	$3,814,331

Supplemental cash flow information
Income taxes paid	$-	$-
Interest paid	$-	$21,899

Supplemental disclosure of non-cash investing and financing activities
Shares issued for common stock subscribed	$-	$1,870,643
Deferred financing costs recognized as share issuance costs	$-	$105,703
Property, plant, and equipment additions in accounts payable and accrued liabilities	$476	$-
Financing costs in accounts payable and accrued liabilities	$93,015	$-

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

STARFIGHTERS SPACE, INC. NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND GOING CONCERN

a) Nature of operations

Starfighters Space Inc. ("SFS" or the "Company") was incorporated on September 6, 2022, under the laws of the State of Delaware. The Company's registered office is held at 850 New Burton Road, Suite 201, Dover, DE 19904. The Company's principal operating facility is located at the NASA Kennedy Space Center in Cape Canaveral, Florida, with an additional base of operations at Midland International Air & Space Port in Texas. The Company has a fleet of seven F-104 Fighter jets that are capable of flying MACH 2+.  The Company is currently in the process of gaining a launch waiver and license for its first space launch to launch rockets carrying payloads for data testing from its jets into suborbital space.

b) Going concern

These unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has historically operated at a loss and had negative cash flows from operations, and access to certain bank accounts is restricted due to ongoing dispute and litigation.

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

2. BASIS OF PRESENTATION

a) Basis of presentation and principles of consolidation

The unaudited condensed consolidated interim financial statements are presented in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Article 8-03 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K/A for the year ended December 31, 2025. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. The financial statements include the accounts of the Company, and all entities in which the Company has a controlling financial interest, including wholly-owned subsidiaries. In the opinion of management, the unaudited condensed consolidated interim financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods. All significant intercompany balances and transactions have been eliminated in consolidation.

b) Use of estimates and judgments

The preparation of these unaudited condensed consolidated interim financial statements in conformity with U.S. GAAP requires the Company's management to make judgments, estimates and assumptions about future events that impact the amounts reported in the unaudited condensed consolidated interim financial statements.  Actual results may differ from these estimates. Significant items subject to such estimates include the useful lives of the Company's long-lived assets, the valuation of stock-based compensation, deferred tax assets and liabilities, income tax uncertainties, and other contingencies.

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3. SIGNIFICANT ACCOUNTING POLICIES

a) Cash and cash equivalents

Cash and cash equivalents include cash on hand, deposits held with banks, and when applicable, short-term, highly liquid deposits which are either cashable or with original maturities of less than three months. There are no cash equivalents as of June 30, 2026 or December 31, 2025. At times, the Company's cash balance exceeds the federally insured limits.

b) Restricted cash

Restricted cash include: (i) deposits held with banks that are held as collateral for the corporate credit cards of the Company, with balances of $50,842 and $50,592 as of June 30, 2026 and December 31, 2025, respectively; and (ii) balances of $895,876 held with banks that are frozen or otherwise restricted due to ongoing disputes with the former CEO of the Company, as further discussed in Note 11.

c) Investments

The Company's short-term investments are treasury notes with original maturities greater than 3 months and less than one year.

The following table summarizes the Company's investment securities as of June 30, 2026 and December 31, 2025. All of the Company's investments mature within the next 12 months.

	June 30, 2026
	Cost	Unrealized gains	Unrealized losses	Fair value
Short-term investments
U.S. treasury notes	21,652,923	77,423	-	21,730,346
Investments - restricted
Certificates of deposits	500,000	8,229	-	508,229
Total	22,152,923	85,652	-	22,238,575

	December 31, 2025
	Cost	Unrealized gains	Unrealized losses	Fair value
Short-term investments
U.S. treasury notes	15,244,510	29,665	-	15,274,175
Total	15,244,510	29,665	-	15,274,175

Certificates of deposits are presented as restricted investments on the unaudited condensed consolidated interim balance sheet as of June 30, 2026 despite having maturities within the next 12 months, as such accounts are frozen or otherwise restricted due to ongoing disputes with the former CEO of the Company, as further discussed in Note 11.

The short-term investments are level 1 investments in the fair value hierarchy. These securities are presented on the unaudited condensed consolidated interim balance sheets at fair value.  Earnings from these securities are included in interest income on the unaudited condensed consolidated interim statements of operations. At times, the Company's short-term investment balance exceeds the federally insured limits for brokerages.

d) Reclassification

Certain balances in the unaudited condensed consolidated interim financial statements for the three and six months ended June 30, 2025 have been reclassified to conform to the presentation in the unaudited condensed consolidated interim financial statements for the three and six months ended June 30, 2026. In the prior year, the Company separately disclosed contract labour and fuel, repairs and maintenance, vehicle expense, rent expense, advertising and promotion, bank charges, business development, consulting fees, director fees, franchise tax, insurance, licenses, listing fees, management fees, office and administrative, professional fees, and travel and entertainment, and in the current year the Company has reclassified these costs on the unaudited condensed consolidated statement of operations within selling, general and administrative. The Company also previously separately disclosed grant income, and foreign exchange gain or loss, and in the current year the Company has reclassified these costs on the unaudited condensed consolidated statement of operations within other. The Company also disaggregated interest income to separately present realized and unrealized gain on short-term investments. These reclassifications had no effect on the Company’s previously reported results of operations, changes in stockholders’ equity, or cash flows.

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

4. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following:

	June 30, 2026	December 31, 2025
Vehicle	$111,643	$51,149
Aircraft improvements	79,529	79,529
Engines	2,200,000	2,200,000
Display aircraft	150,763	150,763
	2,541,935	2,481,441

Accumulated depreciation	(225,870)	(84,464)
Net book value	$2,316,065	$2,396,977

The Company owns six F-104 aircrafts that were acquired through a common control transaction in 2022, which had zero carrying value at the time of acquisition from the transferring entity, and was carried at $0 upon recognition under ASC 805-50-30-5. The Company owns a seventh F-104 aircraft that was acquired in 2022 at no consideration. Accordingly, the Company reports zero carrying value on the F-104 aircrafts. The Company has full ownership and control over the aircrafts through Starfighters International, Inc., a Florida subsidiary of the Company ("SFII"). The ownership rights and control over the aircrafts are not impacted by the recent resignation of the former Chief Executive Officer of the Company (Note 11).

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Depreciation expense	$99,364	$5,081	$187,952	$10,161

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30, 2026	December 31, 2025
Prepaid expenses	4,747,952	171,909
Other current assets	163,626	58,779
	4,911,578	230,688

6. STOCKHOLDERS' EQUITY

a) Common stock

The Company has 200,000,000 shares authorized with a par value of $0.00001 per share. Common Stock are voting and are entitled to dividends as declared at the discretion of the Board of Directors.

On May 27, 2026, the Company issued 5,223,879 Common Shares at a price of $3.35 per share, in relation to a Private Investment in Public Equity ("PIPE") financing for gross proceeds of $17,499,995. The Company paid share issuance costs of $1,267,000 in cash, and incurred a further $93,015 in accounts payable and accrued liabilities, in connection with the PIPE financing.

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

b) Warrants

A summary of Common Stock warrant activity during the six months ended June 30, 2026 is as follows:

	Number of warrants	Weighted average exercise price	Weighted average remaining life in years	Aggregate intrinsic value
Outstanding, January 1, 2026	6,346,420	$0.39	2.73	$71,478,245
Exercised	(3,722,500)	0.33
Outstanding, June 30, 2026	2,623,920	$0.47	2.26	$12,730,132
Exercisable, June 30, 2026	2,623,920	$0.47	2.26	$12,730,132

c) Options

A summary of Common Stock option activity during the six months ended June 30, 2026 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life in years	Aggregate intrinsic value
Outstanding, January 1, 2026	2,415,000	$3.59	4.63	$19,464,900
Granted	270,000	4.18
Forfeited	(1,390,000)	3.59
Outstanding, June 30, 2026	1,295,000	$3.71	4.31	$2,081,050
Exercisable, June 30, 2026	1,025,000	$3.59	4.13	$1,773,250

On June 25, 2026, the Company granted 270,000 stock options with exercise price of $4.18 per share, and expiry date on June 25, 2031. The stock options have a vesting cadence of 25% upon 12 months from the date of grant, and the remainder vesting in equal monthly amounts over the next 24 months from the vesting of the initial 25%.

During the six months ended June 30, 2026, the Company recognized negative stock compensation of ($99,524) in connection with the stock options. On February 19, 2026, 1,390,000 options were forfeited upon the resignation of the former CEO, the former corporate secretary and spouse of the former CEO, and two immediate family members of the former CEO. The Company reversed $1,081,160 in stock compensation expense related to these forfeitures during the six months ended June 30, 2026. Future unrecognized stock-based compensation expense arising from the options amount to $658,971, which will be recognized over the next 2.99 years.

During the three months ended June 30, 2026, the Company recognized stock compensation expense of $454,238 within selling, general and administrative expenses.

During the six months ended June 30, 2026, the Company recognized stock compensation expense of ($99,524) within selling, general and administrative expenses.

The Company valued stock options using the Black-Scholes model. Based on the below inputs, the Company determined that the options had a fair value of $661,991 upon issuance during the three and six months ended June 30, 2026.

June 25, 2026
Expected volatility	75.91%
Expected term (years)	3.39
Risk-free interest rate	4.12%
Dividend yield	0%

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

d) Restricted share units ("RSUs")

A summary of RSU activity during the six months ended June 30, 2026 is as follows:

Number of RSUs
Unvested, January 1, 2026	2,170,750
Granted	375,000
Settled	(2,295,749)
Unvested, June 30, 2026	250,001

On June 25, 2026, the Company granted 375,000 RSUs with grant date fair value of $4.38 per share. The RSUs have a vesting cadence of one-third upon grant, and the remainder vesting in equal annual tranches over the two anniversaries from the grant date.

The Company recognized $2,213,740 in stock-based compensation related to the RSUs vested during the three months ended June 30, 2026, recognized within selling, general and administrative expenses.

The Company recognized $4,564,276 in stock-based compensation related to the RSUs vested during the six months ended June 30, 2026, recognized within selling, general and administrative expenses.

Future unrecognized stock-based compensation expense arising from the RSUs amount to $1,095,000, which will be recognized over the next 1.99 years.

7. FAIR VALUE MEASUREMENTS

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
  Level 2: inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and,
  Level 3: one or more significant inputs used in a valuation technique are unobservable in determining fair values of the asset or liability. For example, inputs derived through extrapolation or interpolation that cannot be corroborated by observable market data.

The following table presents the placement in the fair value hierarchy of the Company's assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2026 and December 31, 2025. Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to tangible property and equipment, and right-of-use assets, which are remeasured when the derived fair value is below carrying value in the consolidated balance sheets. Recoverability is based on estimated undiscounted cash flows or other relevant observable/unobservable measures. For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment. If it is determined that impairment has occurred, the carrying value of the asset is reduced to fair value, and the difference is charged to the condensed consolidated interim statements of operations.

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the six months ended June 30, 2026. The carrying amounts of cash, restricted cash, and accounts payable and accrued liabilities approximated their fair values as of June 30, 2026 due to their short-term nature. The carrying amounts of due from related party and related party notes payable approximated their fair values as of December 31, 2025 due to their short-term nature.

		Fair value measurement at reporting date using
	Balance	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of June 30, 2026:
Recurring fair value measurements
Debt securities:
Short-term investments	$21,730,346	$21,730,346	$-	$-
Investments - restricted	508,229	508,229	-	-
Total debt securities	22,238,575	22,238,575	-	-
Total recurring fair value measurements	$22,238,575	$22,238,575	$-	$-

As of December 31, 2025:
Recurring fair value measurements
Debt securities:
Short-term investments	$15,274,175	$15,274,175	$-	$-
Total debt securities	15,274,175	15,274,175	-	-
Total recurring fair value measurements	$15,274,175	$15,274,175	$-	$-

Nonrecurring fair value measurements
Right of use assets - operating lease	323,983	-	-	323,983
Total nonrecurring fair value measurements	$323,983	$-	$-	$323,983

As of June 30, 2026, certain investments with maturity within the next 12 months are reported as restricted due to restrictions placed by Flagship Bank on the Company's accounts as a result of ongoing dispute with the former CEO and Director of the Company (Note 11).

8. RELATED PARTY TRANSACTIONS

Due From Related Party

As of June 30, 2026, $0 (December 31, 2025 - $6,833) was due from the CFO, for expenses paid on behalf of the CFO by the Company prior to the initial public offering. The amounts were unsecured, non-interest bearing and due on demand. The amount has been repaid on May 15, 2026.

Notes Payable

On August 14, 2010, Company entered into a loan agreement with the former CEO, who is also a significant shareholder, in the amount of $865,000. The loan bears no interest, with no terms of repayment. As of June 30, 2026, and December 31, 2025, $0 and $185,976 was outstanding for this loan, respectively (Note 11).

On August 14, 2010, the Company entered into a loan agreement with an entity owned by the spouse of the former CEO, who is also a significant shareholder, in the amount of $865,000. The loan bears no interest, with no terms of repayment. As of June 30, 2026 and December 31, 2025, $0 and $865,000 was outstanding for this loan, respectively (Note 11).

On August 1, 2022, the Company entered into a loan agreement with the former CEO, who is also a significant shareholder, in the amount of $475,150. The loan bears no interest, with no terms of repayment. As of June 30, 2026 and December 31, 2025, $0 and $475,150 was outstanding for this loan, respectively (Note 11).

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Related Party Transactions

Total related party transactions reported for the following items are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Selling, general and administrative	$72,000	$179,097	$218,000	$371,703

Management Compensation

The former CEO, the CEO, and the CFO are paid through consulting arrangements. Their remuneration, reported in selling, general and administrative expenses are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Former CEO and Director(1)	$-	$85,097	$50,000	$160,097
CEO, VP of Development, and Director(2)	27,000	24,000	54,000	48,000
CFO(3)	45,000	45,000	90,000	90,000
Total	$72,000	$154,097	$194,000	$298,097

(1)  As of June 30, 2026 and December 31, 2025, $0 and $25,000, respectively, of management compensation owed to the former CEO were included in accounts payable and accrued liabilities.

(2)  As of June 30, 2026 and December 31, 2025, $0 and $8,000, respectively, of management compensation owed to the CEO and VP of Development were included in accounts payable and accrued liabilities.

(3)  As of June 30, 2026 and December 31, 2025, $128 and $0, respectively, of management compensation owed to the CFO were included in accounts payable and accrued liabilities.

Consulting Fees and Contract Labor

The Company incurred other selling, general, and administrative expenses to family members of the former CEO and director, and other former directors as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Spouse of former CEO and Director(1)	$-	$18,000	$12,000	$36,000
Other family members of former CEO and Director (2)	-	7,000	12,000	27,000
Former directors(1)	-	-	-	10,606
Total	$-	$25,000	$24,000	$73,606

(1) Paid for consulting services.

(2) Paid for contract labor.

9. LOSS PER SHARE

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

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Diluted EPS is calculated by adjusting the earnings and number of shares for the effects of dilutive options and other dilutive potential units. The effects of anti-dilutive options and potential units are ignored in calculating diluted EPS. All options and potential units are considered anti-dilutive when the Company is in a loss position.

The Company has the following anti-dilutive securities for the three and six months ended June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
Warrants	2,623,920	18,199,074
Options	1,295,000	-
Restricted Share Units	250,001	-
	4,168,921	18,199,074

As of June 30, 2026, 124,999 Restricted Share Units have vested but were issued subsequent to June 30, 2026 (Notes 6 and 14), and are included in the weighted average number of ordinary shares outstanding for the purposes of EPS calculation.

As of June 30, 2025, due to the terms of the conversion option for the Note Payable and Convertible Debentures, the Company could not predict the anti-dilutive shares for these instruments, and as such, they were excluded from the above table.

10. COMMITMENTS

Midland Economic Development Agreement

On October 7, 2024, the Company entered into an economic development agreement (the "Economic Development Agreement") with Midland Development Corporation ("MDC"), whereby MDC has agreed to provide certain incentives to the Company for (i) expansion of its business operations to the Midland International Air & Space Port ("KMAF"), (ii) creation and retention of primary jobs within the corporate limits of the City of Midland, and (iii) relocation of certain capital assets and equipment at the Midland International Air & Space Port. In connection with the Economic Development Agreement, the Company has a commitment to enter into certain temporary, short-term, and long-term hangar leases at KMAF, and the MDC would provide reimbursements of lease payments until a long-term hangar lease is being entered into. For the three and six months ended June 30, 2026, the Company incurred short-term rent expenses of $55,605 and $111,210 (three and six months ended June 30, 2025 - $24,000 and $64,000), respectively, and relocation costs of $0 and $0 (three and six months ended June 30, 2025 - $37,011 and $37,011), respectively, in relation to the Economic Development Agreement.

During the six months ended June 30, 2026 and 2025, the Company received from MDC advances of $413,000, and $49,500, respectively, which are recorded in grant payable.

For the six months ended June 30, 2026 and 2025, the Company is entitled to grant income related to reimbursement of these costs of $48,000 and $101,011, respectively. As of June 30, 2026 and December 31, 2025, the Company had a grant payable of $719,967 and $354,967, respectively.

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

The Aircraft Agreement requires an initial deposit advance in the amount of $5,000,000 to be made no later than ten business days from the signing of the Aircraft Agreement, which has been paid from funds received from the Company's Regulation A Tier 2 Offering. The payment of the deposit is considered to constitute "Phase 1" under the Aircraft Agreement.  Phase 2 will involve the payment of an additional $5,000,000 for the acquisition of eight of the twelve F-4 Phantom II aircraft.  Such payment is due no later than December 15, 2024. Phase 3 will involve the payment of an additional $5,000,000 for the acquisition of the final four F-4 Phantom II aircraft. Such payment is due no later than March 15, 2025. Phase 4 shall involve the payment of an additional $5,000,000 forthe acquisition of the MD-83 aircraft with FAA Registration N572AA, and the DC-9 aircraft with FAA Registration N932NA.  The parties are to use their reasonable best efforts to complete Phase 4 by April 15, 2025. This agreement has subsequently been amended.

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

On January 28, 2025, the Company and Aerovision verbally agreed to amend the Aircraft Agreement regarding the Aircraft Transactions, pursuant to which: (i) the Company may elect not to proceed with Phase 3 and/or Phase 4; (ii) the initial deposit advance of $5,000,000 is broken down into two payments of $2,500,000 each, with the first payment to be made on or before January 31, 2025 (which has been paid on January 24, 2025), and the second payment to be made within 10 days of Aerovision executing a binding agreement to acquire a minimum of eight F-4 Phantom II aircraft from an alternative supplier(s) (which has been paid on March 3, 2025); (iii) the due date for payment associated with Phase 2 is amended to be within five days of Aerovision providing confirmation of shipping of the F-4 Phantom II aircraft to the Company from the point of origin; (iv) the due date for payment associated with Phase 3, if Starfighters International elected to proceed, is amended to be October 31, 2025; (v) the due date for payment associated with Phase 4, if Starfighters International elected to proceed, was amended to be January 31, 2026.

If all four phases of the Aircraft Agreement are completed, the total cost of the agreement will be $20,000,000. As of June 30, 2026, the Company has made deposits to Aerovision totalling $5,150,000 (December 31, 2025 - $5,150,000), which has been impaired during the three and six months ended June 30, 2026 (Note 11).

11. CONTINGENCIES

In the ordinary course of business, the Company may from time to time become subject to legal proceedings and claims arising in connection with ongoing business activities. Management assesses such claims and, if it considers that it is probable that an asset had been impaired or a liability had been incurred, and the amount of loss can be reasonably estimated, provisions for loss are made based on management’s assessment of the most likely outcome.

Pending Litigation with Rick Svetkoff, former CEO and Director

On April 9, 2026, Rick Svetkoff, former CEO and Director, filed a complaint against the Company, and its board members in the 18th Judicial Circuit in Brevard County, Florida. The complaint alleges that the defendants breached fiduciary duty, deceptive business practices, and improper control and alteration of corporate records and is seeking $26 million in damages. The Company denies all of the allegations of the complaint and intends to vigorously defend itself. The amounts and outcome of the complaint cannot be determined at this time and has not been accrued for in these condensed consolidated interim financial statements for the three and six months ended June 30, 2026.

On February 19, 2026, Rick Svetkoff, the former CEO and Director, and Brenda Svetkoff, former Secretary and spouse of the former CEO, voluntarily resigned from the Company. On February 3, 2026 and February 17, 2026, Rick Svetkoff withdrew and transferred funds amounting to $500,000 to an account not held in the name of the Company or its subsidiaries, and $1,395,869 to Rick Svetkoff and RLB Aviation, Inc., a company controlled by Brenda Svetkoff, respectively, without approval of the Company's Board of Directors or Audit Committee. In February 2026, Rick and Brenda Svetkoff made rental payments for a residential property of $19,502 from the Company's funds without authorization. In May 2026, the Company discovered a further bank account opened in 2024 without approval of the Company's Board of Directors or Audit Committee by Rick and Brenda Svetkoff, which processed Company funds, and had $5,788 withdrawn and not returned to the Company's treasury, upon account closure in March 2025. Such amounts total to $1,921,159.  As of June 30, 2026, $1,526,126 has been applied to related party notes payable previously owed to Rick Svetkoff and RLB Aviation, Inc., as the Company was notified during the three and six months ended June 30, 2026 that such withdrawals were intended for repaying the related party notes payable. The Company recognized a loss to misappropriation of assets of $395,033, which is the balance of the misappropriated amount after the application towards related party notes payable, and the Company intends to pursue a recovery thereof.

Aerovision Aircraft Acquisition Agreement

During the six months ended June 30, 2026, in relation to the Aircraft Agreement (Note 10), Aerovision has not provided any information as to the availability of any of the F-4 Phantom II aircraft contemplated to be purchased by the Company, and all recent attempts by the Company to contact Aerovision have been unsuccessful. On August 10, 2026, the Company has filed a legal claim to initiate legal proceedings against Aerovision and individuals connected with Aerovision.

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

In considering the recoverability of the deposits to Aerovision, the Company considered the lack of communication from Aerovision as an impairment indicator, as analogized from ASC 360-10-35, and applied the recognition and measurement framework in ASC 450-20-25 to evaluate whether a loss was probable and estimable, in relation to the probability of recoverability.

The Company considered the following factors:

  the lack of communication persisted since February 2026;
  there have been no further progress demonstrated in sourcing appropriate aircraft for purchase;
  Aerovision has failed to respond to a letter of demand from the litigation counsel of the Company during the three months ended June 30, 2026.

The Company concluded that it was probable, that the deposit may be impaired. As such, an impairment of $5,150,000, representing the full amount of deposits paid by the Company was recognized on the unaudited condensed consolidated interim statement of operations during the three and six months ended June 30, 2026.

The Company will revisit this assessment each subsequent reporting period as new facts and information become available.

Pending Litigation with Mountain CI Holdings Ltd.

On April 17, 2026, Mountain CI Holdings Ltd. filed a complaint against Starfighters, Inc., a subsidiary of the Company, in the 18th Judicial Circuit in Brevard County, Florida. The plaintiff is seeking $610,000 for monies allegedly lent to Starfighters, Inc. in 2014 - 2021 which remained unpaid. The Company denies all of the allegations of the complaint and intends to vigorously defend itself. The outcome of the complaint cannot be determined at this time and has not been accrued for in these condensed consolidated interim financial statements for the six months ended June 30, 2026.

Flagship Bank Account Restrictions

Due to ongoing dispute and a legal complaint filed by Rick Svetkoff, former CEO and Director, on April 9, 2026, Flagship Bank has placed restrictions on all accounts held by SFII. As such, the Company reports cash of $684,757 and short-term investments of $508,229, as restricted as of June 30, 2026.

Regions Bank Account Restrictions

Due to ongoing dispute with Rick Svetkoff, former CEO and Director, over the control of bank accounts, Regions Bank has formally notified the Company on May 15, 2026, that it has placed restrictions on all accounts held by Starfighters International, Inc., a Texas subsidiary of the Company. As such, the Company reports cash of $211,119 as restricted as of June 30, 2026.

12. CORRECTION OF IMMATERIAL ERRORS

As disclosed in the Company's Form 10-K filed on April 15, 2026, and Form 10-K/A filed on July 21, 2026, certain revisions, noted below, were necessary to the previously filed financial statements for the three and six months ended June 30, 2025.

The Company identified the following errors affecting the previously filed financial statements:

(i) an under-recognition of research and development expenses of $255,479 during the three months ended March 31, 2025, that was instead recorded in the three and six months ended June 30, 2025;

(ii) an under-accrual of business development expenses, related to hourly billings for services between May and June 2025, where insufficient accruals for those services were provided based on information available at the time of reporting for those periods.

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

The Company determined business development expenses of $376,125 and $376,125, respectively, should have been recorded as selling, administrative and general expenses in the unaudited condensed consolidated interim statements of operations for the three and six months ended June 30, 2025, and research and development expenses in the unaudited condensed consolidated interim statement of operations for the three months ended June 30, 2025 was overstated by $255,479.

A tabular presentation of each affected prior interim period, for each line item impacted, showing the amount as previously reported, the amount of correction, and the amount as corrected, is as follows:

Unaudited condensed consolidated interim statement of operations for the three months ended June 30, 2025

Line item	As previously reported	Adjustment	As corrected
Selling, administrative and general(*)	1,614,680	376,125	1,990,805
Research and development expenses	441,992	(255,479)	186,513
Operating loss	2,056,672	120,646	2,177,318
Net loss	1,813,781	120,646	1,934,427
Loss per share	0.09	-	0.09

(*) Conformed to current presentation (Note 3)

Unaudited condensed consolidated interim statement of operations for the six months ended June 30, 2025

Line item	As previously reported	Adjustment	As corrected
Selling, administrative and general(*)	3,238,754	376,125	3,614,879
Operating loss	3,680,746	376,125	4,056,871
Net loss	4,211,409	376,125	4,587,534
Loss per share	0.21	0.02	0.23

(*) Conformed to current presentation (Note 3)

Unaudited condensed consolidated interim balance sheet as of June 30, 2025

Line item	As previously reported	Adjustment	As corrected
Accounts payable and accrued liabilities	661,401	376,125	1,037,526
Total current liabilities	16,879,073	376,125	17,255,198
Total liabilities	16,988,849	376,125	17,364,974
Accumulated deficit	(21,098,224)	(376,125)	(21,474,349)
Total stockholders' equity (deficit)	(3,565,520)	(376,125)	(3,941,645)

Unaudited condensed consolidated interim statement of cash flows for the six months ended June 30, 2025

Line item	As previously reported	Adjustment	As corrected
Net loss for the year	(4,211,409)	(376,125)	(4,587,534)
Changes in non-cash working capital: Accounts payable and accrued liabilities	(70,355)	376,125	305,770
Net cash used in operating activities	(3,488,588)	-	(3,488,588)

Unaudited condensed consolidated interim statement of changes in stockholders' equity (deficit) for the six months ended June 30, 2025

Line item	As previously reported	Adjustment	As corrected
Accumulated deficit	(21,098,224)	(376,125)	(21,474,349)
Total stockholders' equity (deficit)	(3,565,520)	(376,125)	(3,941,645)

For the three and six months ended June 30, 2025, the corrected net loss is $1,934,427 and $4,587,534, respectively, or $0.09 per share, and $0.23 per share, respectively.

The Company evaluated the corrections and has determined their impacts were immaterial, individually and in aggregate, to the previously issued unaudited condensed consolidated interim financial statements for the three and six months ended June 30, 2025.

STARFIGHTERS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

13. SEGMENT INFORMATION

Segment assets are the same as consolidated total assets of $32,532,280 and $28,386,884, as at June 30, 2026 and December 31, 2025, respectively.

The table below details the Company's significant expenses and other segment items and reconciles those amounts to the Company's consolidated net loss as computed under U.S. GAAP in the unaudited condensed consolidated interim statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2026	2025 (as revised)	2026	2025 (as revised)

Selling, general and administrative
Consulting fees	$1,224,644	$375,610	$2,349,506	$765,960
Marketing	1,242,018	14,853	1,750,480	96,026
Professional fees	1,084,592	138,729	1,509,486	262,143
Personnel costs	917,869	-	917,869	-
Management compensation(1)	673,162	154,097	1,232,680	298,097
Contract labour, fuel, vehicle and maintenance	402,131	176,923	735,740	369,967
Insurance	234,800	22,641	440,554	43,798
Public company, franchise and license fees	131,715	37,553	374,933	41,052
Business development	102,089	582,125	246,104	762,125
Other selling, general and administrative items(2)	435,218	488,274	866,078	975,711
Total selling, general and administrative	(6,448,238)	(1,990,805)	(10,423,430)	(3,614,879)

Research and development	(1,918)	(186,513)	(85,181)	(441,992)
Amortization of debt discount	-	(121,914)	-	(238,981)
Change in fair value of derivative liability	-	155,899	-	(548,763)
Loss to misappropriation of assets	-	-	(395,033)	-
Impairment of aircraft deposits	(5,150,000)	-	(5,150,000)	-
Other segment items(3)	141,949	208,906	326,306	257,081
Net loss	$(11,458,207)	$(1,934,427)	$(15,727,338)	$(4,587,534)

(1) Inclusive of stock-based compensation of $601,162 and $1,038,680 for the three and six months ended June 30, 2026, respectively.

(2) Other selling, general and administrative items consist of rent, office and administrative expenses, travel and entertainment, directors' fees, relocation costs, depreciation, and loss on disposal of property, plant, and equipment.

(3) Other segment items consists of interest income, realized and unrealized gains on short-term investments, interest expense, and other income (loss), net, none of which is individually significant.

14. SUBSEQUENT EVENTS

On July 7, 2026, the Company issued 124,999 Common Shares for the settlement of 124,999 RSUs (Note 6) vested upon grant on June 25, 2026.

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

Company Overview

The Company was founded and incorporated under the laws of the State of Delaware on September 6, 2022. Our common shares are listed for trading on the NYSE American under the trading symbol "FJET". Our goal is to make space accessible to entrepreneurs, researchers, industry participants, and the government at a high cadence and the right cost.

Our principal operating facility, head office and mailing address is located at 505 Odyssey Way, Suite 101, Kennedy Space Center, Florida, 32953 and our phone number is 321-261-0900. Our registered and records office is located at 850 New Burton Road, Suite 201, Dover, Delaware 19904. Our website address is https://starfightersspace.com/.

We operate the world's only commercial fleet of flight-ready F-104 supersonic aircraft. Recent increases in government expenditures and commercial investment are driving growth in the space economy. This increase has created a demand for services similar to those that the F-104s formerly owned by the National Aeronautics and Space Administration ("NASA") used to provide. To our knowledge, there is currently no other commercially available aircraft to the public with the capabilities of the F-104 in terms of speed and climbing performance. We plan to fulfill these needs through a fleet of seven (7) F-104 aircraft and operate from NASA's Kennedy Space Center in Florida, with an additional base of operations at Midland International Air & Space Port in Texas. We have three aircraft that are flight-ready available for customers or development flights, three of our aircraft are flight-capable, and one aircraft is not flight-capable. Our current activities are focused on the following groups of services:

  Launch Services and Access to Space; and
  Airborne Testbed for Hypersonic Research and Development (R&D) and Test and Evaluation (T&E) Test Bed for commercial, academic, civil and government clients;

While our central business activities are focused on the foregoing, we still provide specialized pilot-training, payload preparation and integration, and flight-testing services since we have the F-104s and capability and authorization to perform such training and testing services.

Recent Developments

Private Placement Financing

On May 27, 2026, we completed a private placement of 5,223,879 Common Stock at a price of $3.35 per share to certain institutional investors, for aggregate gross proceeds of $17,499,995. We intend to use the net proceeds from the private placement to support operational expansion, infrastructure development, and continued advancement of its STARLAUNCH platform, including initiatives tied to launch readiness, mission execution capabilities, and broader space launch operations.

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

Current Status of Aerovision Aircraft Acquisition Agreement and Litigation Against Aerovision

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

SFII paid the two instalments of the initial deposit advance to Aerovision, totaling $5,000,000, on January 24, 2025, and March 3, 2025. However, Aerovision has not provided any information as to the availability of any of the F-4 Phantom II aircraft contemplated to be purchased by SFII, and all recent attempts by our Company to contact Aerovision have been unsuccessful. We, acting through SFII, are reviewing what remedies might be available under the Aircraft Agreement. As of June 30, 2026, the Company has fully impaired the deposits paid to Aerovision.

On August 10, 2026, the SFII's legal counsel filed a complaint in the 18th Judicial Circuit in and for Brevard County, Florida (case number not yet assigned) against Hunter Daniels d/b/a Aerovision, Hunter Daniels, and Mark Daniels , alleging: (1) breach of contract against Aerovision due to its complete failure to perform under the Aircraft Agreement, despite SFII's complete performance under the Aircraft Agreement by providing $5 million in deposit funds to Aerovision (the "Deposits"); (2) conversion against Aerovision for its failure to return the Deposits rightfully belonging to SFII despite two demand letters demanding return of the Deposits; (3) unjust enrichment, in the alternative to the breach of contract claim, against Aerovision for its improper retaining of the Deposits despite its provision of no benefits to SFII in exchange; (4) fraudulent inducement due to Aerovision and the Daniels' improper conduct in inducing SFII to enter into the Aircraft Agreement despite Aerovision's seeming intention not to perform under the Aircraft Agreement; and (5) negligent misrepresentation, in the alternative to the fraudulent inducement claim, based on Aerovision's improper representations which induced SFII to enter into the Aircraft Agreement.

Pending Litigation with Rick Svetkoff

On April 9, 2026, Richard "Rick" Svetkoff, former Chief Executive Officer, President, Chairman and director of the Company, filed a complaint in the 18th Judicial Circuit in and for Brevard County, Florida (Case No. 26TC-245660994), against the Company, Timothy Franta (the Company's current CEO and a board member), board members Sean Bromley, Brian Goldmeier and Geoffrey "Hak" Hickman, and Flagship Bank as trustee for funds held in the name of the Company's wholly-owned subsidiary, SFII.  Mr. Svetkoff previously served as the Company's CEO, President and Executive Chairman, and as a Director, until his voluntary resignation from these positions on February 19, 2026.  Following his resignation, the Company removed Mr. Svetkoff as an officer and director of SFII, a corporation formed under the laws of the State of Florida, and Starfighters International, Inc., a corporation formed under the laws of Texas, on March 9, 2026, and caused Articles of Amendment to be filed for SFII with the Florida Secretary of State office on March 27, 2026. In addition, the Company removed Mr. Svetkoff as an officer and director of Starfighters, Inc. ("SI"), a corporation formed under the laws of the State of Florida, on April 2, 2026, and caused Articles of Amendment to be filed for SI with the Florida Secretary of State office on April 3, 2026.

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

The Company denies all of the allegations of the complaint and intends to vigorously defend itself. The Company also conducted an internal review regarding certain transactions and activities involving Mr. Svetkoff both prior to and following his resignation. The Company contends that Mr. Svetkoff opened an offshore bank account in the Company's name at Hamilton Reserve Bank of St. Kitts and Nevis and transferred approximately $1.0 million of SFII's funds into that account without authorization, though the funds were subsequently returned and such account was closed. The Company also identified several issues related to banking transactions in SFII's accounts at Flagship Bank in February 2026, including, but not limited to, unauthorized withdrawals and transfers of funds in the aggregate amount in excess of $1.9 million to Mr. Svetkoff and RLB Aviation, Inc., a corporation owned by Mr. Svetkoff's wife, Brenda Svetkoff, as well as for rental payments for a residential private property, without approval of the Company's Board of Directors or audit committee. In May 2026, the Company discovered a further bank account opened in 2024 which the Company contends was without approval of the Company's Board of Directors or audit committee by Mr. and Mrs. Svetkoff, which processed Company funds, and had $5,788 withdrawn and not returned to the Company's treasury, upon account closure in March 2025. Such amounts total to $1,921,159, which the Company intends to pursue a recovery of.

The Company is preparing to file a motion to dismiss the complaint and is evaluating potential counterclaims and other claims against Mr. Svetkoff and related parties, which may include claims for conversion, misappropriation of corporate assets, and breach of fiduciary duty. The Company reserves all rights and defenses in connection with this matter, cannot predict the outcome of this matter, and an adverse result could have a material adverse effect on the Company business, financial condition, cash flows, or results of operations.

In relation to this pending litigation and ongoing dispute over controls of bank accounts, Flagship Bank has placed restrictions on all accounts held by SFII with the bank, which held cash and short-term investments totaling over $1.1 million.

In addition, due to ongoing dispute over control of bank accounts, Regions Bank has also placed restrictions on all accounts held by our Texas subsidiary with the bank, which held cash totaling approximately $0.2 million.

Results of Operations - Six Months Ended June 30, 2026, Comparison Against the Six Months Ended June 30, 2025

	2026	2025

Operating expenses
Selling, general and administrative	$10,423,430	$3,614,879
Research and development	85,181	441,992
Impairment of aircraft deposits	5,150,000	-
Operating loss	(15,658,611)	(4,056,871)

Other income (expense)
Interest income	71,880	57,071
Realized and unrealized gain on short-term investments	196,956	25,050
Flight training income	-	354,140
Amortization of debt discount	-	(238,981)
Change in fair value of derivative liability	-	(548,763)
Interest expense	-	(270,542)
Loss to misappropriation of assets	(395,033)	-
Other	57,470	91,362
Total other income (expense)	(68,727)	(530,663)

Net loss	$(15,727,338)	$(4,587,534)

During the six months ended June 30, 2026, we incurred a net loss of $15,727,338 compared to net loss of $4,587,534 for the six months ended June 30, 2025. An analysis of the increase in net loss of $11,139,804 including the major components of our results for the periods, is below.

Selling, general and administrative

During the six months ended June 30, 2026, we incurred selling, general and administrative costs of $10,423,430 compared to $3,614,879 for the six months ended June 30, 2025, an increase of $6,808,551 year over year. The increase is primarily due to $4,464,752 incurred in stock-based compensation to management and consultants. Outside of stock-based compensation, the remaining increase of $2,343,799 is driven by non stock-based increases in marketing, professional fees, public company costs, and personnel costs by $1,636,875, $1,115,502, $333,881, and $367,349, respectively, and partially offset by decreases in business development and consulting fees by $762,125 and $459,754, respectively. Marketing costs increased as the Company embarked on a public relations campaign to raise awareness about its brand and business following the Company's listing on the NYSE American. Increase in professional fees mainly relates to additional legal, audit, and accounting fees incurred to fulfill the Company's increased reporting obligations as a result of becoming a public company in December 2025, as well as increased legal expenditures related to disputes the Company is party to, including those involving the Company's former CEO, the Aircraft Agreement, and access to certain bank accounts of the Company's subsidiaries in relation to the resignation of the Company's former CEO. Increase in public company costs is driven by the Company's listing on the NYSE American since December 2025. Increase in personnel costs is primarily due to the Company hiring numerous employees during the six months ended June 30, 2026, including hiring certain long-time contractors on a permanent basis.

Research and development

During the six months ended June 30, 2026, we incurred research and development expenses of $85,181 compared to $441,992 for the six months ended June 30, 2025, a decrease of $356,811 year-over-year. The decrease reflected the completion of the initial phase of testing for the Company's StarLaunch platform, as announced in January 2026 and disclosed earlier in this management's discussion and analysis, with the Company currently preparing for further research and development activities.

Impairment of aircraft deposits

During the six months ended June 30, 2026, we recognized an impairment of aircraft deposits of $5,150,000 in relation to deposits we previously made for the Aircraft Agreement with Aerovision. We determined a loss contingency event has occurred during the six months ended June 30, 2026, due to the continued non-communication and failure to respond to our demand letters for performance or return of the deposits.

Interest income

During the six months ended June 30, 2026, we earned interest income of $71,880 compared to $57,071 for the six months ended June 30, 2025, an increase of $14,809 year-over-year. Realized and unrealized gain on short-term investments for the six months ended June 30, 2026 was $196,956, compared to $25,050 for the comparative period, an increase of $171,906 year-over-year. Interest income is earned on the Company's short-term investments, and realized and unrealized gains are driven by fair value remeasurements of short-term investments as they approach maturity. The increases in both reflect the increase in balances of these short-term investments held by the Company in the current period.

Flight training income

During the six months ended June 30, 2026, we earned flight training income of $0 compared to $354,140 for the six months ended June 30, 2025, a decrease of $354,140 year-over-year. Flight training income is earned from occasional flight training activities undertaken by us for civil customers based on airspace availability, as well as availability of our personnel and equipment away from our primary activities. We have undertaken no such flights during the six months ended June 30, 2026.

Amortization of debt discount

During the six months ended June 30, 2025, the Company recognized amortization of the discount on its convertible debt of $238,981, whereas there were no equivalent expenses in the current period. The discount related to a bifurcated conversion option and transaction costs incurred for a previously outstanding convertible debt financing. The convertible debt was fully converted and settled in December 2025, concurrently with the Company's IPO.

Change in fair value of derivative liability

During the six months ended June 30, 2025, the Company recorded a change in the fair value of its derivative liability of $548,763, whereas there were no equivalent expenses in the current period. The derivative liability resulted from a conversion option on the Company's previously existing convertible debt which was bifurcated as the number of shares to be issued upon conversion may vary.  The change in fair value reflects updates to key valuation inputs into the Monte Carlo valuation, including the Company's share price, expected volatility and time to maturity. The convertible debt was fully converted and settled in December 2025, concurrently with the Company's IPO.

Interest expense

During the six months ended June 30, 2026, we incurred no interest expense compared to $270,542 for the six months ended June 30, 2025. Interest expense consisted of interest on convertible debentures of the Company which were carried at 5% per annum and raised to 8% per annum in February 2025, and note payable to Space Florida which was carried at 3% per annum. These loans were converted into common stock upon the Company's listing on the NYSE American in December 2025, and are no longer outstanding.

Loss to misappropriation of assets

During the six months ended June 30, 2026, we recognized a loss to misappropriation of assets of $395,033 in relation to withdrawal and transfer of funds of the Company by the former CEO of the Company without approval of the Board of Directors or the Audit Committee of the Company, totaling $1,921,159. The portion to which we recognized a loss for represented excess amounts over related party notes payable owed to the former CEO and his related entities of $1,526,126 which we applied against amounts withdrawn. We determined there is no sufficient evidence for collectability of the excess amounts.

Other income, net

During the six months ended June 30, 2026, we earned other income, net of $57,470 compared to $91,362 for the six months ended June 30, 2025, a decrease of $33,892 year-over-year. The decrease is primarily due to the $53,011 decrease in grant income. Grant income consists of expense reimbursement received or is receivable by the Company in connection with rent expenses and costs of relocation of assets and operations to Midland, Texas, in accordance with the Economic Development Agreement with the MDC.

Results of Operations - Three Months Ended June 30, 2026, Comparison Against the Three Months Ended June 30, 2025

	2026	2025

Operating expenses
Selling, general and administrative	$6,448,238	$1,990,805
Research and development	1,918	186,513
Impairment of aircraft deposits	5,150,000	-
Operating loss	(11,600,156)	(2,177,318)

Other income (expense)
Interest income	43,583	25,718
Realized and unrealized gain on short-term investments	74,465	13,628
Flight training income	-	266,240
Amortization of debt discount	-	(121,914)
Change in fair value of derivative liability	-	155,899
Interest expense	-	(152,132)
Other	23,901	55,452
Total other income (expense)	141,949	242,891

Net loss	$(11,458,207)	$(1,934,427)

During the three months ended June 30, 2026, we incurred a net loss of $11,458,207 compared to net loss of $1,934,427 for the three months ended June 30, 2025. An analysis of the increase in net loss of $9,523,780 including the major components of our results for the periods, is below.

Selling, general and administrative

During the three months ended June 30, 2026, we incurred selling, general and administrative costs of $6,448,238 compared to $1,990,805 for the three months ended June 30, 2025, an increase of $4,457,433 year-over-year. The increase is mainly due to $2,667,978 incurred in stock-based compensation to management and consultants. Outside of stock-based compensation, the remaining increase of $1,789,455 is driven by non stock-based increases in marketing, professional fees, and personnel costs by $1,219,873, $891,172, and $367,349, respectively, and partially offset by decreases in business development and consulting fees by $582,125 and $210,206, respectively. Marketing costs increased as the Company embarked on a public relations campaign to raise awareness about its brand and business following the Company's listing on the NYSE American. Increase in professional fees mainly relates to additional legal, audit, and accounting fees incurred to fulfill the Company's increased reporting obligations as a result of becoming a public company in December 2025, as well as increased legal expenditures related to disputes the Company is party to, including those involving the Company's former CEO, the Aircraft Agreement, and access to certain bank accounts of the Company's subsidiaries in relation to the resignation of the Company's former CEO. Increase in personnel costs is primarily due to the Company hiring numerous employees during the three months ended June 30, 2026, including hiring certain long-time contractors on a permanent basis.

Research and development

During the three months ended June 30, 2026, we incurred research and development expenses of $1,918 compared to $186,513 for the three months ended June 30, 2025, a decrease of $184,595 year-over-year. The decrease reflected the completion of the initial phase of testing for the Company's StarLaunch platform, as announced in January 2026 and disclosed earlier in this management's discussion and analysis, with the Company currently preparing for further research and development activities.

Impairment of aircraft deposits

During the three months ended June 30, 2026, we recognized an impairment of aircraft deposits of $5,150,000 in relation to deposits we previously made for the Aircraft Agreement with Aerovision. We determined a loss contingency event has occurred during the three months ended June 30, 2026, due to the continued non-communication and failure to respond to our demand letters for performance or return of the deposits.

Interest income

During the three months ended June 30, 2026, we earned interest income of $43,583 compared to $25,718 for the three months ended June 30, 2025, an increase of $17,865 year-over-year. Realized and unrealized gain on short-term investments for the three months ended June 30, 2026 was $74,465, compared to $13,628 for the comparative period, an increase of $60,837 year-over-year. Interest income is earned on the short-term investments, and realized and unrealized gains are driven by fair value remeasurements of short-term investments as they approach maturity.

Flight training income

During the three months ended June 30, 2026, we earned flight training income of $0 compared to $266,240 for the three months ended June 30, 2025, a decrease of $266,240 year-over-year. Flight training income is earned from occasional flight training activities undertaken by us for civil customers based on airspace availability, as well as availability of our personnel and equipment away from our primary activities. We have undertaken no such flights during the three months ended June 30, 2026.

Amortization of debt discount

During the three months ended June 30, 2025, the Company recognized amortization of the discount on its convertible debt of $121,914, whereas there were no equivalent expenses in the current period. The discount related to a bifurcated conversion option and transaction costs incurred for a previously outstanding convertible debt financing. The convertible debt was fully converted and settled in December 2025, concurrently with the Company's IPO.

Change in fair value of derivative liability

During the three months ended June 30, 2025, the Company recorded an income arising from a change in the fair value of its derivative liability of $155,899, whereas there were no equivalent movement in the current period. The derivative liability resulted from a conversion option on the Company's previously existing convertible debt which was bifurcated as the number of shares to be issued upon conversion may vary.  The change in fair value reflects updates to key valuation inputs into the Monte Carlo valuation, including the Company's share price, expected volatility and time to maturity. The convertible debt was fully converted and settled in December 2025, concurrently with the Company's IPO.

Interest expense

During the three months ended June 30, 2026, we incurred no interest expense compared to $152,132 for the three months ended June 30, 2025. Interest expense consisted of interest on convertible debentures of the Company which were carried at 5% per annum and raised to 8% per annum in February 2025, and note payable to Space Florida which was carried at 3% per annum. These loans were converted into common stock upon the Company's listing on the NYSE American in December 2025, and are no longer outstanding.

Other income, net

During the three months ended June 30, 2026, we earned other income, net of $23,901 compared to $55,452 for the three months ended June 30, 2025, a decrease of $31,551 year-over-year. The decrease is primarily due to the $37,011 decrease in grant income. Grant income consists of expense reimbursement received or is receivable by the Company in connection with rent expenses and costs of relocation of assets and operations to Midland, Texas, in accordance with the Economic Development Agreement with the MDC.

Liquidity and Capital Resources

We continually monitor and manage cash flow to assess the liquidity necessary to fund operations and capital projects. We manage our capital resources and adjust them to take into account changes in economic conditions and the risk characteristics of the underlying assets. To maintain or adjust our capital resources, we may, where necessary, control the amount of working capital, pursue financing or manage the timing of our capital expenditures. As of June 30, 2026, we had a positive working capital of $25,742,338 (current assets of $28,094,778, less current liabilities of $2,352,440) and as of December 31, 2025, we had a positive working capital of $17,091,337 (current assets of $20,143,416, less current liabilities of $3,052,079).

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

Furthermore, as disclosed earlier, cash and short-term investments of $1,192,986 were restricted by Flagship Bank due to ongoing litigation involving Rick Svetkoff, our former CEO and Director; a further $211,119 of cash and short-term investments were restricted by Regions Bank due to ongoing disputes over ownership and control of bank accounts with Rick Svetkoff; and $1,921,159 was identified to have been unauthorized withdrawals and transfers by Rick Svetkoff from our Flagship Bank and Regions Bank accounts without approval by our board of directors or audit committee prior to his resignation. After setting off related party notes payable of  $1,526,126 owed to him and his affiliates, the balance of $395,033 was recorded as loss to misappropriation of assets.

Based on this assessment, we have material uncertainties about our business that may cast substantial doubt about our ability to continue as a going concern. Accordingly, our ability to continue as a going concern is dependent upon our ability to raise sufficient funds to pay ongoing operating expenditures and to meet our obligations. See further discussion related to our ability to continue as a going concern within Note 1 to our unaudited condensed consolidated interim financial statements for the six months ended June 30, 2026 and 2025 under "Nature of operations and going concern."

As of June 30, 2026 and December 31, 2025, we had $2,399,572 and $4,631,720 in cash (including restricted cash), respectively. We are actively managing current cash flows until such time that we are profitable.

The chart below highlights our cash flows for the periods indicated:

	For the six months ended June 30,
	2026	2025
	$	$
Net cash provided by (used in):
Operating activities	(10,060,406)	(3,488,588)
Investing activities	(6,878,611)	(6,318,603)
Financing activities	14,706,869	6,520,823
Decrease in cash and restricted cash	(2,232,148)	(3,286,368)

Cash Used in Operating Activities

Our net cash used in operating activities is primarily due to cash payments for operating expenses that we incur in the day-to-day operations of the business. Net cash used in operating activities for the six months ended June 30, 2026, was $10,060,406 compared to $3,488,588 for the six months ended June 30, 2025. The loss for the six months ended June 30, 2026, of $15,727,338 was amplified by $3,973,420 in working capital items and offset by $9,640,352 in non-cash items consisting mainly of stock-based compensation of $4,464,752 and impairment of aircraft deposits of $5,150,000. This compares to a loss of $4,587,534 for the comparative period, that was offset by $282,916 in changes in working capital items and $816,030 in non-cash items consisting mainly of amortization of the convertible debt discount of $238,981 and change in fair value of derivative liability of $548,763.

Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 was an outflow of $6,878,611 and relates to the redemption of short-term investments of $19,043,594, netted off by purchase of short-term investments of $25,811,038 and purchase of $111,167 of equipment. Net cash used in investing activities during the comparative period was $6,318,603 and relates to deposits made toward the purchase of property, plant and equipment of $6,000,000 and the purchase of short-term investments of $318,603.

Cash Provided by Financing Activities

We have funded our business to date from the issuance of our common stock, warrants and convertible debentures through Reg A financing, private placements, and from loans from related parties.

Net cash provided by financing activities during the six months ended June 30, 2026 was $14,706,869 and relates to $17,499,995 from proceeds of issuance of shares less $1,267,000 of financing costs and an outflow of $1,526,126 related to unauthorized withdrawals by our former CEO for the repayment of related party loans. During the six months ended June 30, 2025, the Company received gross proceeds from Reg A financing of $6,919,701 and paid for share issuance costs of $398,878, resulting in a net cash inflow of $6,520,823.

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

Critical Accounting Estimates

There have been no material changes to the Company's critical accounting estimates from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Off-Balance Sheet Arrangements

We have not entered into any material off-balance sheet arrangements such as guarantee contracts, contingent interests in assets transferred to unconsolidated entities, derivative financial obligations, or with respect to any obligations under a variable interest equity arrangement.

Subsequent Events

On July 7, 2026, the Company issued 124,999 Common Shares for the settlement of 124,999 RSUs vested upon grant on June 25, 2026.

Implications of Being an Emerging Growth Company

The Company, as an issuer with less than $1.235 billion in total annual gross revenues during its last fiscal year, will qualify as an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act") and this status will be significant. An emerging growth company may take advantage of certain reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. In particular, as an emerging growth company, the Company:

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal period ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective as our management has identified material weaknesses.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual financial statements will not be prevented or detected in a timely manner.

The Company has identified the following material weaknesses:

• Insufficient segregation of duties, oversight of work performed and lack of compensating controls in our finance and accounting functions, including, without limitation, the processing, review and authorization of all routine, non-routine, and related party transactions, due to limited personnel and resources;

• Lack of controls over banking authorities, including the opening of and custody over bank accounts, and the review and approval over cash disbursements; and

• Lack of controls around complex accounting of significant transactions, inclusive of financial instruments.

Remediation Efforts to Address the Identified Material Weaknesses

We plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate debt and stock-based compensation accounting requirements that apply to our financial statements, and to improve robustness of controls and approvals processes of transactions and disbursements. Our plans at this time include:

• Adopting banking resolutions that limit banking relationships and defining approval authorities to ensure oversight and accountability over the Company's funds;

• Adopting approval thresholds and enforcing dual-approval requirements for material payments, including those of the Company's subsidiaries;

• Adopting board-approved bank account inventory and account-opening authority policy;

• Adopting bank access grant and revocation protocols;

• Providing enhanced access to accounting literature and research materials;

• Increasing communication among our personnel and third-party professionals;

• Enhancing our processes in our treasury functions to improve transparency and control;

• Implementing an enhanced matrix of approval authorities and review requirements on banking transactions;

• Implementing enhanced tracking of payables expenditures, including centralized processing of invoices; and,

• Enhancing vendor communications.

During the quarter ended June 30, 2026, the Company is in the process of implementing the aforementioned controls and procedures, subject to personnel and resource availability. Certain measures, such as adopting of banking resolutions and policies over account opening have been implemented, but efficacy thereof can only be evaluated over time. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

Except for the material weakness identified and the remediation procedures being implemented by the Company as described above, there was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

The Company denies all of the allegations of the complaint and intends to vigorously defend itself. The Company also conducted an internal review regarding certain transactions and activities involving Mr. Svetkoff both prior to and following his resignation. The Company contends that Mr. Svetkoff opened an offshore bank account in the Company's name at Hamilton Reserve Bank of St. Kitts and Nevis and transferred approximately $1.0 million of SFII's funds into that account without authorization, though the funds were subsequently returned and such account was closed. The Company also identified several issues related to banking transactions in SFII's accounts at Flagship Bank in February 2026, including, but not limited to, unauthorized withdrawals and transfers of funds in the aggregate amount of $1,895,869 to Mr. Svetkoff and RLB Aviation, Inc., a corporation owned by Mr. Svetkoff's wife, Brenda Svetkoff, without approval of the Company's Board of Directors or audit committee. In February 2026, Mr. and Mrs. Svetkoff made $19,502 in rental payments for a residential private property from the Company's funds without authorization. In May 2026, the Company discovered a further bank account opened in 2024 which the Company contends was without approval of the Company's Board of Directors or audit committee by Mr. and Mrs. Svetkoff, which processed Company funds, and had $5,788 withdrawn and not returned to the Company's treasury, upon account closure in March 2025. Such amounts total to $1,921,159, which the Company intends to pursue a recovery of.

The Company is preparing to file a motion to dismiss the complaint and is evaluating potential counterclaims and other claims against Mr. Svetkoff and related parties, which may include claims for conversion, misappropriation of corporate assets, and breach of fiduciary duty. The Company reserves all rights and defenses in connection with this matter, cannot predict the outcome of this matter, and an adverse result could have a material adverse effect on the Company business, financial condition, cash flows, or results of operations.

On April 17, 2026, Mountain CI Holdings Ltd. ("Mountain CI") filed a complaint against Starfighters, Inc., a subsidiary of the Company, in the 18th Judicial Circuit in Brevard County, Florida. The complaint alleges that the plaintiff lent funds to Starfighters, Inc. in 2014 - 2021 which remained unpaid. The Company denies all of the allegations of the complaint and intends to vigorously defend itself. The outcome of the complaint cannot be determined at this time.

On June 10, 2026, Starfighters filed a motion to dismiss the complaint filed by Mountain CI. Following the motion to dismiss, Mountain CI filed an amended complaint on June 16, 2026, asserting claims for money lent and unjust enrichment. Starfighters' litigation counsel filed an answer to the claims in the complaint and asserted eight strong affirmative defenses on behalf of Starfighters, Inc., including defenses asserting that the money lent claim, premised on alleged oral demand notes, fails because Mountain CI did not demand repayment on the oral on-demand notes within a reasonable time, and that the unjust enrichment claim, premised on four promissory notes attached to the complaint, fails because the signatory to those notes was Starfighters Aerospace, Inc., an entity distinct from the named defendant. Discovery is ongoing.

On August 10, 2026, the SFII's legal counsel filed a complaint in the 18th Judicial Circuit in and for Brevard County, Florida (case number not yet assigned) against Hunter Daniels d/b/a Aerovision, Hunter Daniels, and Mark Daniels , alleging: (1) breach of contract against Aerovision due to its complete failure to perform under the Aircraft Agreement, despite SFII's complete performance under the Aircraft Agreement by providing $5 million in deposit funds to Aerovision (the "Deposits"); (2) conversion against Aerovision for its failure to return the Deposits rightfully belonging to SFII despite two demand letters demanding return of the Deposits; (3) unjust enrichment, in the alternative to the breach of contract claim, against Aerovision for its improper retaining of the Deposits despite its provision of no benefits to SFII in exchange; (4) fraudulent inducement due to Aerovision and the Daniels' improper conduct in inducing SFII to enter into the Aircraft Agreement despite Aerovision's seeming intention not to perform under the Aircraft Agreement; and (5) negligent misrepresentation, in the alternative to the fraudulent inducement claim, based on Aerovision's improper representations which induced SFII to enter into the Aircraft Agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) On May 22, 2026, we entered into a Securities Purchase Agreement with certain institutional investors pursuant to which we agreed to issue and sell an aggregate of 5,223,879 shares of Common Stock at a price of $3.35 per share, for aggregate gross proceeds of $17,499,994.65 (the "Private Placement"). The Private Placement closed on or about May 27, 2026. We relied upon the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder, based on representations from each purchaser that it was an "accredited investor" within the meaning of Rule 501(a) or a "qualified institutional buyer" as defined in Rule 144A(a). Additional information regarding the Private Placement is set forth in our Current Report on Form 8-K filed with the SEC on May 22, 2026, which is incorporated herein by reference.

On June 15, 2026, we issued an aggregate of 3,530,919 shares of Common Stock (the "Warrant Shares") pursuant to the cashless exercise of 3,667,500 warrants outstanding, at an exercise price of $0.33 per share. The cashless exercise resulted in us effectively withholding and cancelling 136,581 Warrant Shares, with an aggregate value of $1,210,285.22, based on the five trading day volume weighted average price of $8.8613 per Warrant Share, to cover the aggregate exercise price of the warrants. We relied upon the exemption from the registration requirements of the Securities Act provided by Section 3(a)(9) of the Securities Act with respect to the issuance of the Warrant Shares.

(b) Not applicable.

(c) There were no repurchases of our Common Stock or purchases by affiliated parties in the fiscal quarter ended June 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During our fiscal quarter ended June 30, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.

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

STARFIGHTERS SPACE, INC.

Date: August 19, 2026	By:	/s/ Tim Franta
	Name:	Tim Franta
	Title:	Chief Executive Officer
(Principal Executive Officer) and Director

Date: August 19, 2026	By:	/s/ David Whitney
	Name:	David Whitney
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)